Form 10-Q
period 2008-06-30
Datone, Inc
filed 2008-08-19
CIK 1377256

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-53075

DATONE, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	16-1591157
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

7325 Oswego Road

Liverpool, New York  13090

(Address of principal executive offices)

Issuer's telephone number: (315) 451-7515
Issuer's facsimile number: (315) 453-7311

_______________________________________________

No change
(Former name, former address and former
fiscal year, if changed since last report)

Copies to:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [  ]       No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  4,963,226 shares of $.0001 par value common stock outstanding as of June 30, 2008.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer [  ]

Accelerated Filer [  ]

Non-Accelerated Filer [  ]

Smaller reporting company [X]

(Do not check if a smaller reporting company)

INTERIM AND UNAUDITED FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

14 - 19

Item 3.  Quantitative and Qualitative Disclosure About Market Risks

19

Item 4.  Controls and Procedures

20

PART II – OTHER INFORMATION:

Item 1.  Legal Proceedings

20

Item 1A.  Risk Factors

20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

20

Item 3.  Defaults Upon Senior Securities

20

Item 4.  Submission of Matters to a Vote of Security Holders

20

Item 5.  Other Information

20

Item 6.  Exhibits

21

Signatures

21

DATONE, INC. BALANCE SHEETS
	(Unaudited)
	June 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash	$-	$-
Commissions and Sales Receivable, Net	18,309	17,261
Inventory	11,425	11,425
Prepaid Expenses and Other Current Assets	-	35
TOTAL CURRENT ASSETS	29,734	28,721

EQUIPMENT
Telephone and Office Equipment	1,459,766	1,476,016
Vehicle	71,274	64,733
	1,531,040	1,540,749
Less: Accumulated Depreciation	(1,525,045)	(1,534,425)
Net Equipment	5,995	6,324
TOTAL ASSETS	$35,729	$35,045

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$171,670	$172,286
Bank Overdraft	4,979	3,540
Current Portion of Long-Term Debt	3,246	3,246
Accrued Expenses	59,098	51,019
Related Party Note	27,592	0
Notes Payable Related Party	66,000	66,000
TOTAL CURRENT LIABILITIES	332,585	296,091
TOTAL LONG-TERM LIABILITIES	274,988	246,594

TOTAL LIABILITIES	607,573	542,685

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, .0001 par value 100,000,000 shares authorized,
4,963,226 shares issued and outstanding at
June 30, 2008 and December 31, 2007	496	496
Additional Paid in Capital	1,609,535	1,609,535
Accumulated Deficit	(2,181,875)	(2,117,671)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(571,844)	(507,640)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$35,729	$35,045

The accompanying notes are an integral part of these financial statements.

DATONE, INC. STATEMENTS OF OPERATIONS (Unaudited)
	For the Three Months Ended June 30, 2008	For the Three Months Ended June 30, 2007	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007
SALES	$20,109	$41,893	$68,975	$83,719

Depreciation	164	3,355	327	6,991
Cost of Sales	12,257	12,598	30,150	28,001
Total Cost of Sales	12,421	15,953	30,477	34,992

Gross Profit	7,688	25,940	38,498	48,727

OPERATING EXPENSES
Insurance	626	4,138	5,869	3,522
Payroll Wages and Taxes	18,125	10,398	26,659	19,309
Rent	15,000	80	30,000	206
Bad Debt Expense	-	44,320	-	44,320
General & Administrative	25,362	4,010	38,676	11,081
Total Operating Expenses	59,113	62,946	101,204	78,438

Operating Income (Loss)	(51,425)	(37,006)	(62,706)	(29,711)

OTHER INCOME (EXPENSE)
Gain on Sale of Equipment	-	-	-	34,233
Other Expense	-	-	(60)	(60)
Interest Expense	(172)	(2,260)	(1,438)	(6,161)
Total Other Income (Expense)	(172)	(2,260)	(1,498)	28,012

NET LOSS BEFORE PROVISION	(51,597)	(39,266)	(64,204)	(1,699)

PROVISION FOR INCOME TAXES	-	204	-	504

NET LOSS	$(51,597)	$(39,470)	$(64,204)	$(2,203)

Net Loss per Common Share	$(0.01)	$(0.01)	$(0.01)	$(0.00)

Weighted Common Shares Outstanding	4,963,226	4,963,226	4,963,226	4,963,226

The accompanying notes are an integral part of these financial statements.

DATONE, INC. STATEMENTS OF CASH FLOWS (Unaudited)
	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007
Operating Activities:
Net Loss	$(64,204)	$(2,203)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation Expense	327	6,991
(Gain) Loss on Sale of Equipment	-	(34,233)
(Increase) Decrease in Commission Receivables	(1,048)	36,539
(Increase) Decrease in Inventory	-	602
(Increase) Decrease in Prepaid Expense	35	3,661
Increase (Decrease) in Accounts Payable	(614)	(32,855)
Increase (Decrease) in Accrued Expenses	8,079	12,012
Increase (Decrease) in Related Party Payable	-	(12,000)

Net cash used in operating activities	(57,425)	(21,486)

Investing Activities:
Proceeds from Sale of Equipment	-	34,233

Net cash provided by investing activities	-	34,233

Financing Activities:
Proceeds (Payments) on Related Party Note	27,592	(4,259)
Proceeds (Payments) on Notes Payable	28,394	(7,317)

Net cash provided by (used in) financing activities	55,986	(11,576)

Net Increase in cash	(1,439)	1,171

Cash - Beginning of Period	(3,540)	(4,711)

Cash - End of Period	$(4,979)	$(3,540)

Supplemental Disclosures of Cash Flow Information:
Cash Paid During The Period For:
Interest	$(1,438)	$(6,161)

The accompanying notes are an integral part of these financial statements.

DATONE, INC.

JUNE 30, 2008

NOTES TO THE FINANCIAL STATEMENTS

Note 1.

 Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Datone, Inc. is currently a provider of both privately owned and company owned payphones (COCOT’s) and stations in New York. The Company receives revenues from the collection of the payphone coinage, a portion of usage of service from each payphone and a percentage of long distance calls placed from each payphone from the telecommunications service providers. In addition, the Company also receives revenues from the service and repair of privately owned payphones, sales of payphone units and the sales of prepaid phone cards.

Summary of Significant Accounting Policies

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of Credit Risk

The Company’s payphones are located primarily in New York and usage of those phones may be affected by economic conditions in those areas.

The Company maintains cash balances with a financial institution insured by the Federal Deposit Insurance Corporation up to $100,000. There are no uninsured balances at June 30, 2008.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents for purposes of classification in the balance sheets and statement of cash flows. Cash and Cash equivalents consists of cash in bank (checking) accounts.

DATONE, INC.

JUNE 30, 2008

NOTES TO THE FINANCIAL STATEMENTS

Note 1.

 Nature of Business and Summary of Significant Accounting Policies - Continued

Fixed Assets and Depreciation

Fixed assets are stated at cost. Depreciation is calculated on a straight-line basis over the useful lives of the related assets, which range from five to seven years.

Income Taxes

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, deferred income taxes are recognized using the asset and liability method by applying tax rates to cumulative temporary differences based on when and how they are expected to affect the tax return. Deferred tax assets and liabilities are adjusted for income tax rate changes.

Net (Loss) per Common Share

Net loss per common share has been calculated by taking the net loss for the current period and dividing by the weighted average shares outstanding at the end of the period.

Revenue Recognition

The Company derives its primary revenue from the sources described below, which includes dial around revenues, coin collections, and telephone equipment repairs and sales. Other revenues generated by the company include, phone card sales, and commissions.

Dial around revenues are generated from calls to gain access to a different long distance carrier than is already programmed into the phone. Revenues from dial around calls are recorded based upon estimates until the coin collection revenues are generated when callers deposit coins into the phones to make calls. Coin revenues are recorded in an amount equal to the coins collected.  Revenues on commissions, phone card sales, and telephone equipment repairs and sales are realized when the services are provided.

DATONE, INC.

JUNE 30, 2008

NOTES TO THE FINANCIAL STATEMENTS

Note 2.

Inventory

Inventory is valued at the lower of cost, determined on the first-in, first-out basis (FIFO), or market value. At June 30, 2008 and December 31, 2007 inventory consists of the following:

	2008	2007
Calling Cards	$ -	$ -
Parts and Accessories	11,425	11,425
	$ 11,425	$ 11,425

Note 3.

Commissions and Sales Receivable

Commissions and Sales Receivable consists of the following at June 30, 2008 and December 31, 2007:

	2008	2007
Commissions Receivable	$ 15,178	$ 16,146
Sales Receivable	3,131	1,115
	$ 18,309	$ 17,261

Note 4.

Related Party Note

The Company has a three notes payable with Joseph Passalaqua.  The notes are due on demand and carry interest ranging from 10% to 18%. The outstanding principal on the notes are $27,000 at June 30, 2008.  The accrued interest was $592 as of June 30, 2008.

Note 5.

Operating Lease

The Company leases office space under an operating lease expiring in December 2009. Rent expense for the period ended June 30, 2008 amounted to $30,000.

The minimum future rental payments under the operating lease at June 30, 2008 are as follows:

2008	$30,000
2009	$60,000

DATONE, INC.

JUNE 30, 2008

NOTES TO THE FINANCIAL STATEMENTS

Note 6.

Major Dial Around Compensation Providers (Commissions)

The Company received approximately 95% of total dial around and zero-plus compensation (commissions) from two providers.

Note 7.

Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates.

Net deferred tax assets consist of the following components as of:

	2007	2006
Deferred tax assets
NOL Carryover	(828,587)	(804,264)
Valuation Allowance	828,587	804,264
Net deferred tax assets	-	-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations:

	2007	2006
Book Income	(24,323)	(74,192)
Valuation Allowance	24,323	74,192
	-	-

At December 31, 2007, the Company had net operating loss carry forwards of approximately $2,110,047 that may be offset against future taxable income through 2027. No tax benefit has bee reported in the December 31, 2007, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating carryforwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

DATONE, INC.

JUNE 30, 2008

NOTES TO THE FINANCIAL STATEMENTS

Note 8 – Uncertain Tax Provisions

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have a material impact on the company’s financial position and results of operations. At January 1, 2007, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits during 2007.  In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities.

With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2004. The following describes the open tax years, by major tax jurisdiction, as of January 1, 2007:

United States (a)	2004– Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

DATONE, INC.

JUNE 30, 2008

NOTES TO THE FINANCIAL STATEMENTS

Note 9.

Long-Term Debt

Long-term debt consists of the following at March 31, and December 31, respectively:

	2008	2007

Note Payable to bank in monthly installments of $261, including interest at 4.5%, through August 2009.	$4,694	$5,492

Note payable to Callaway Properties with no repayment terms.	254,503	239,503

Note payable to Key Bank bears interest at 9.25% and is due on demand.	4,845	4,845

	264,042	249,840
Less: Current portion	(3,246)	(3,246)

Total	$260,796	$246,594

DATONE, INC.

JUNE 30, 2008

NOTES TO THE FINANCIAL STATEMENTS

Note 10.            Going Concern Considerations

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates the Company as a going concern.  However, the Company has sustained substantial operating losses in recent years.  The company has a current ratio of .089 for the period ended June 30, 2008, and has a deficit in stockholders’ equity.   The Companies ability to continue as a going concern is dependent upon obtaining the additional capital as well as additional revenue to be successful in its planned activity.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”.  While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

If the Company were unable to continue as a “going concern”, then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

Note 11.            Pro Forma Earnings Per Share

The following table outlines what the pro forma earnings per share will be based on the shares of Datone, Inc. that will be distributed in the spin-off transaction.

	For the Period ended June 30,	For the Year ended December 31,
	2008	2007

Net Income (Loss)	$ (63,304)	$ (55,457)
Shares	49,632,222	49,632,222
EPS	$ 0	$ 0

     Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

·	discuss our future expectations;

·	contain projections of our future results of operations or of our financial condition; and

·	state other "forward-looking" information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors," "Business" and elsewhere in this prospectus. See "Risk Factors."

Organization and Basis of Presentation

Datone, Inc. is currently a provider of both privately owned and company owned payphones (COCOT’s) and stations in New York. The Company receives revenues from the collection of the payphone coinage, a portion of usage of service from each payphone and a percentage of long distance calls placed from each payphone from the telecommunications service providers. In addition, the Company also receives revenues from the service and repair of privately owned payphones, sales of payphone units and the sales of prepaid phone cards.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in our consolidated balance sheet, and the amounts of revenues and expenses reported for each of our fiscal periods, are affected by estimates and assumptions which are used for, but not limited to, the accounting for allowance for doubtful accounts, goodwill and intangible asset impairments, restructurings, inventory and income taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition Policies

The Company derives its primary revenue from the sources described below, which includes dial around revenues, coin collections, and telephone equipment repairs and sales. Other revenues generated by the company include, phone card sales, and commissions.

Dial around revenues are generated from calls to gain access to a different long distance carrier than is already programmed into the phone. Revenues from dial around calls are recorded based upon estimates until the coin collection revenues are generated when callers deposit coins into the phones to make calls. Coin revenues are recorded in an amount equal to the coins collected.  Revenues on commissions, phone card sales, and telephone equipment repairs and sales are realized when the services are provided.

SIX MONTHS ENDED JUNE 30, 2008 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2007

Revenue

Our total revenue decreased by $14,744 or approximately 17.61%, from $83,719 in the six months ended June 30, 2007 to $68,975 in the six months ended June 30, 2008.  This decrease was primarily attributable to a decrease in commission revenue. As well as a reduced number of payphones coupled with increased competition from wireless communication service.

Our commissions decreased by $17,034 or approximately 77.01%, from $22,120 in the six months ended June 30, 2007 to $5,086 in the six months ended June 30, 2008. This decrease was primarily attributable to a lower volume of payphones in our network.

Our coin call revenue increased by $651 or approximately 3.45%, from $18,880 in the six months ended June 30, 2007 to $19,531 in the six months ended June 30, 2008.  The increase in coin call revenue was primarily attributable to an increase in number of phone calls made.

Our non-coin call revenue, which consists primarily of dial-around revenue increased $8,381 or approximately 32.84% from $25,519 in the six months ended June 30, 2007 to $33,900 in the six months ended June 30, 2008.   This increase was primarily attributed to a higher volume of toll free calling (ex. 1-800,1-888,1-877,1-866 calls in this quarter.

Service and Repair Sales decreased by $6,742 or approximately 39.2% to $17,200 for the six months ended June 30, 2008 from $10,458 for the same period in 2007. This decrease is due to less payphones to repair and service because the number of payphones have decreased, the number of payphones breaking down and requiring repair is consequently less.

For the six months ended June 30, 2008, we have a total of 164 company-owned payphones. We only receive service revenue for company-owned payphones and repair revenue for privately-owned payphones. Some privately-owned payphones represent unprofitable locations that we previously owned but have since sold to the site owner.

Cost of Revenue

Our overall cost of sales decreased by $4,515 or approximately 12.9%, from $34,992 in the six months ended June 30, 2007 to $30,477 in the six months ended June 30, 2008.  This decrease in our overall cost is primarily due to less depreciation being recorded due to our assets being fully amortized.

Our telecommunication costs increased by $5,612 or approximately 23.45% from $23,935 in the six months ending June 30, 2007 to $29,547 for the six months ending June 30, 2008. This was due to some new payphones being installed in new locations.  This increase has been offset somewhat by our strategy to remove unprofitable payphones, resulting in lower revenue and commissions and also, lower telecommunication costs.

Our ongoing strategy is to identify and remove unprofitable payphones. Once a low revenue payphone is identified, we offer the site owner an opportunity to purchase the equipment. If the site owner does not purchase the payphone, we remove it from the site.  At the same time, our plan is to continue to look out for ideal locations with high traffic to install our payphones, which is evidenced by our increased telecommunication costs as a result of installing new phones for the six months ended June 30, 2008 over the same period in 2007.

 Our contractor’s fees decreased by $1,920 or approximately 100% to $0 in the six months ending June 30, 2008 from $1,920 for the six months ending June 30, 2007. This decrease is due to the decrease in our use of outside contractors.

Depreciation expense decreased by $6,664 or approximately 95.32% to $327 in the six months ending June 30, 2008 from $6,991  for the six months ending June 30, 2007. This decrease is due to certain assets being fully depreciated and our on going strategy of identifying unprofitable payphones, and selling them to the site owners.  Once a payphone is sold to the site owner, it is removed from our assets and depreciation schedules.  We own telephone equipment and motor vehicles, which provide a service for a number of years.  The term of service is commonly referred to as the “useful life” of the asset.  Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired.   A portion of the cost of the long-lived asset is reported as an expense during the cost of an asset to expense over its life in a rational and systematic manner.

Our cost of sales for repairs and service supplies decreased in the six months ending June 30, 2008 by $242 or approximately 100% to $0 from $242 for the six months ending June 30, 2007.  This decrease in repairs and service cost is a direct result of using less material to repair phones.

Our cost of sales for travel decreased in the six months ending June 30, 2008 by $1,646 or approximately 100% to $0 from $1,646 for the six months ending June 30, 2007.  This decrease in travel cost is a direct result of having to travel less to repair phones.

Our commissions expense increased by $345 or approximately 133.72% to $603 in the six months ending June 30, 2008 from $258 for the six months ending June 30, 2007.

Operating Expenses

Operating expenses increased by $22,766 or approximately 29.02% to $101,204 for the six months ended June 30, 2008 compared to $78,438 for the same period in 2007. This was due to the fees we pay our accountants and attorneys for performing they’re services.

 Salaries and related payroll taxes increased by $7,350 or approximately 38.07% to $26,659 for the six months ended June 30, 2008 compared to $19,309 for the same period in 2007. This increase is due to employee taking payroll on a regular basis.

Our insurance expense increased by $2,347 or approximately 66.64% to $5,869 for the six months ended June 30, 2008 compared to $3,522 for the same period in 2007.  This increase was due to an increase in insurance rates.

Rent increased by $29,794 or approximately 14,463.11% to $30,000 for the six months ended June 30, 2008 compared to $206 for the same period in 2007. This increase is due to a new lease signed in 2007.

Professional fees increased by $24,528 or approximately 450.47% to $29,973 for the six months ended June 30, 2008 compared to $5,445 for the same period in 2007.  These are fees we pay to accountants and attorneys throughout the year for performing various tasks.

Bad debt expense decreased by $44,320 or approximately 100% to $0 for the six months ended June 30, 2008 compared to $44,320 for the same period in 2007.  These were receivables written off that were deemed uncollectible.

Our telephone, utilities, office, and vehicle expenses, together account for a increase of $3,067 or approximately 57.19% from $8,703 for the six months ended June 30, 2008 compared to $5,636 for the same period in 2007.

Interest Expense

Interest expense, net, decreased $4,723 or approximately 90.81% for the six months ended June 30, 2008 to $1,438 from $6,161 for the six months ended June 30, 2007. This decrease was due to less interest-rate debt.

Net Loss from Operations

We had net loss of $64,204 for the six months ended June 30, 2008 as compared to a net loss after taxes of $2,203 for the six months ended June 30, 2007. This decrease was primarily due to a increase in operating expenses for the year ended June 30, 2008. The increases were related to rent and professional fees, this will remain consistent in future years.

LIQUIDITY AND CAPITAL RESOURCES

June 30, 2008 Compared with December 31, 2007

Our primary liquidity and capital resource needs are to finance the costs of our operations, to make capital expenditure.

As of June 30, 2008, we had $0 cash on hand, compared to $0 as of June 30, 2007.

We believe that we will continue to need investing and financing activities to fund operations.

Net cash used in operating activities was $57,425 during the six-month period ended June 30, 2008, mainly representative of the net loss incurred during 2008  Cash was used in operations. This compares to net cash used in operating activities of $21,486 for the six-month period ended June 30, 2007 which resulted from a decrease in accounts payable and related party The Company used cash to pay down AP and Related party payables.

Net cash provided by investing activities was $0 during six-month period ended June 30, 2008. This compares to net cash provided by investing activities of $34,233 for the six-month period ended June 30, 2007, mainly representing the proceeds received from the sale of telephone equipment.

Net cash provided by financial activities was $55,986 during six-month period ended June 30, 2008, mainly representing the proceeds from notes and related party payables.  This compares to net cash used by financing activities of $11,576 for the six-month period ended June 30, 2007 due to payments on notes and related party payables.

Our expenses to date are largely due to rents for the office space and the cost of sales for telephone communication costs.

We believe that our results of financing activities will provide us with the necessary funds to satisfy our liquidity needs for the next 6 months. To the extent that such funds are insufficient, our principal stockholder has agreed to fund our operations for the next six-month period and beyond in the form of a loan or loans.  However, there is no formal agreement with our principal stockholder, Greenwich Holdings LLC in writing or otherwise to do so and accordingly, may not be enforced against Greenwich Holdings, Inc. in the event that it decides not to continue to fund the Company.

Working Capital

As of June 30, 2008, we had total assets of $35,729 and total liabilities of $607,573, which result in working deficit of $(571,844) as compared to total assets of $24,345 and total liabilities of $516,761 resulting in a working deficit of $(492,416) as of June 30, 2007.

THREE MONTHS ENDED JUNE 30, 2008 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2007

Revenue

Our total revenue decreased by $21,784 or approximately 52.0%, from $41,893 in the three months ended June 30, 2007 to $20,109 in the three months ended June 30, 2008.  This decrease was primarily attributable to a decrease in commission revenue. Also a decrease in the number of payphones we operated coupled with the increased competition from wireless services.

Our commissions decreased by $17,921 or approximately 1,418.92%, from $1,263 in the three months ended June 30, 2007 to $(16,658) in the three months ended June 30, 2008. This decrease was primarily attributable to an entry to reclass revenue received in the first quarter of 2008 against the accrued receivable account.

Our coin call revenue increased by $1,121 or approximately 12.60%, from $8,900 in the three months ended June 30, 2007 to $10,021 in the three months ended June 30, 2008.  The increase in coin call revenue was primarily attributable to an increase in number of phone calls made and some new high traffic phone accounts that were just installed in this quarter.

Our non-coin call revenue, which consists primarily of dial-around revenue decreased $4,169 or approximately 16.37% from $25,469 in the three months ended June 30, 2007 to $21,300 in the three months ended June 30, 2008.   This decrease was primarily attributed to a change in the accrual method based on actual receipts received in the previous year,

Service and Repair Sales decreased by $815 or approximately 13.02% to $5,446 for the three months ended June 30, 2008 from $6,261 for the same period in 2007. This decrease is due to less payphones to repair and service because the number of payphones have decreased, the number of payphones breaking down and requiring repair is consequently less.

For the three months ended June 30, 2008, we have a total of 164 company-owned payphones. We only receive service revenue for company-owned payphones and repair revenue for privately-owned payphones. Some privately-owned payphones represent unprofitable locations that we previously owned but have since sold to the site owner.

Cost of Revenue

Our overall cost of sales decreased by $3,532 or approximately 22.14%, from $15,953 in the three months ended June 30, 2007 to $12,421 in the three months ended June 30, 2008.  This decrease was primarily attributable to a decrease in commission revenue.  This decrease in our overall cost is primarily due to less depreciation being recorded due to our assets being fully amortized.

Our telecommunication costs increased by $868 or approximately 7.88% from $11,011 in the three months ending June 30, 2007 to $11,879 for the three months ending June 30, 2008. This was due to some new payphones being installed in new locations.  This increase has been offset somewhat by our strategy to remove unprofitable payphones, resulting in lower revenue and commissions and also, lower telecommunication costs.

Our ongoing strategy is to identify and remove unprofitable payphones. Once a low revenue payphone is identified, we offer the site owner an opportunity to purchase the equipment. If the site owner does not purchase the payphone, we remove it from the site.  At the same time, our plan is to continue to look out for ideal locations with high traffic to install our payphones, which is evidenced by our increased telecommunication costs as a result of installing new phones for the three months ended June 30, 2008 over the same period in 2007.

 Our contractor’s fees decreased by $880 or approximately 100% to $0 in the three months ending June 30, 2008 from $880 for the three months ending June 30, 2007. This decrease is due to the decrease in our use of outside contractors.

Depreciation expense decreased by $3,191 or approximately 22.14% to $164 in the three months ending June 30, 2008 from $3,355 for the three months ending June 30, 2007. This decrease is due to certain assets being fully depreciated and our on going strategy of identifying unprofitable payphones, and selling them to the site owners.  Once a payphone is sold to the site owner, it is removed from our assets and depreciation schedules.  We own telephone equipment and motor vehicles, which provide a service for a number of years.  The term of service is commonly referred to as the “useful life” of the asset.  Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year

acquired.   A portion of the cost of the long-lived asset is reported as an expense during the cost of an asset to expense over its life in a rational and systematic manner.

Our cost of sales for travel decreased in the three months ending June 30, 2008 by $612 or approximately 100% to $0 from $612 for the three months ending June 30, 2007.  This decrease in travel cost is a direct result of having to travel less to repair phones.

Our commissions expense increased by $283 or approximately 297.89% to $378 in the three months ending June 30, 2008 from $95 for the three months ending June 30, 2007. This increase was  due a new location who receives a monthly commission.

Operating Expenses

Operating expenses decreased by $3,833 or approximately 6.09% to $59,113 for the three months ended June 30, 2008 compared to $62,946 for the same period in 2007. This was due to fees we pay our accountants and attorneys throughout the year.

 Salaries and related payroll taxes increased by $7,727 or approximately 74.31% to $18,125 for the three months ended June 30, 2008 compared to $10,398 for the same period in 2007. This increase is due to an increase in salary.

Our insurance expense decreased by $3,512 or approximately 84.87% to $626 for the three months ended June 30, 2008 compared to $4,138 for the same period in 2007.

Rent increased by $14,920 or approximately 18,650% to $15,000 for the three months ended June 30, 2008 compared to $80 for the same period in 2007. This increase is due to a new lease signed in 2007.

Professional fees increased by $16,915 or approximately 909.41% to $18,775 for the three months ended June 30, 2008 compared to $1,860 for the same period in 2007.  These are fees we pay to accountants and attorneys throughout the year for performing various tasks.

Bad debt expense decreased by $44,320 or approximately 100% to $0 for the three months ended June 30, 2008 compared to $44,320 for the same period in 2007.  These were receivables written off that were deemed uncollectible.

Our telephone, utilities, office, and vehicle expenses, together account for a increase of $4,437 or approximately 206.37% from $6,587 for the three months ended June 30, 2008 compared to $2,150 for the same period in 2007.

Interest Expense

Interest expense, net, decreased $2,088 or approximately 92.39% for the three months ended June 30, 2008 to $172 from $2,260 for the three months ended June 30, 2007. This decrease was due to less interest-rate debt.

Net Loss from Operations

We had net loss of $51,597 for the three months ended June 30, 2008 as compared to a net loss after taxes of $39,470 for the three months ended June 30, 2007. This decrease was primarily due to an increase in operating expenses for the year ended June 30, 2008. The increases were related to rent and professional fees, this will remain consistent in future years.

Item 3.  Quantitative and Qualitative Disclosure About Market Risks.

Not Applicable.

Item 4.  Controls and Procedures

(a)

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended the ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

(b)

Changes in internal controls.

There have been no significant changes in our internal controls or other factors that could significantly affect such controls and procedures subsequent to the date we completed our evaluation. Therefore, no corrective actions were taken.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

To the best knowledge of the Company's officers and directors, the Company is currently not a party to any pending legal proceedings.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors previously disclosed under item 1 of the Company’s Registration Statement on Form SB as initially filed with the United States Securities and Exchange Commission on February 1, 2008.

Item 2.  Unregistered sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)

Exhibits:

*3.1

Certificate of Incorporation.

*3.2

By-Laws.

31.1

Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2

Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1

Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

32.2

Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

* Filed as an exhibit to the Company's Registration Statement on Form SB, as initially filed with the Securities and Exchange Commission on February 1, 2008, and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated:  August 19, 2008

DATONE, INC.

By:    /s/ Craig Burton

Craig Burton

President, Chief Executive Officer