Form 10-Q/A
period 2008-06-30
Datone, Inc
filed 2008-10-30
CIK 1377256

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q-A

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Copies to:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

INTERIM AND UNAUDITED FINANCIAL STATEMENTS INDEX
PART I - FINANCIAL INFORMATION:
		Page
Item 1.	Financial Statements

Balance Sheet - June 30, 2008 (unaudited) December 31, 2008		3

Statement of Operations for the three months ended June 30, 2008 (unaudited) and the six Months ending June30, 2008		4

Stockholders Deficit as of June 30, 2008 (unaudited)

Statement of Cash Flows for the six months ended June 30, 2008 (unaudited)		5

Notes to Unaudited Financial Statements		6 - 12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13 - 18

Item 3.	Quantitative and Qualitative Disclosure About Market Risks	18

Item 4.	Controls and Procedures	19

PART II - OTHER INFORMATION:

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

Signatures		20

DATONE, INC. BALANCE SHEETS Restated
	(Unaudited)
	June 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash	$-	$-
Commissions and Sales Receivable, Net	18,309	17,261
Inventory	11,425	11,425
Prepaid Expenses and Other Current Assets	-	35
TOTAL CURRENT ASSETS	29,734	28,721

EQUIPMENT
Telephone and Office Equipment	1,459,766	1,476,016
Vehicle	71,274	64,733
	1,531,040	1,540,749
Less: Accumulated Depreciation	(1,525,045)	(1,534,425)
Net Equipment	5,995	6,324
TOTAL ASSETS	$35,729	$35,045

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$171,670	$172,286
Bank Overdraft	4,979	3,540
Current Portion of Long-Term Debt	8,267	8,091
Accrued Expenses	59,098	51,019
Notes Payable Related Parties	363,095	305,503
TOTAL CURRENT LIABILITIES	607,109	540,439
TOTAL LONG-TERM LIABILITIES	464	2,246

TOTAL LIABILITIES	607,573	542,685

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, .0001 par value 100,000,000 shares authorized,
4,963,226 shares issued and outstanding at
June 30, 2008 and December 31, 2007	496	496
Additional Paid in Capital	1,609,535	1,609,535
Accumulated Deficit	(2,181,875)	(2,117,671)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(571,844)	(507,640)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$35,729	$35,045

The accompanying notes are an integral part of these financial statements.

DATONE, INC. STATEMENTS OF OPERATIONS (Unaudited) Restated
	For the Three Months Ended June 30, 2008	For the Three Months Ended June 30, 2007	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007
SALES	$20,109	$41,893	$68,975	$83,719

Depreciation	164	3,355	327	6,991
Cost of Sales	12,257	12,598	30,150	28,001
Total Cost of Sales	12,421	15,953	30,477	34,992

Gross Profit	7,688	25,940	38,498	48,727

OPERATING EXPENSES
Insurance	626	4,138	5,869	3,522
Payroll Wages and Taxes	18,125	10,398	26,659	19,309
Rent	15,000	80	30,000	206
Bad Debt Expense	-	44,320	-	44,320
General & Administrative	25,362	4,010	38,676	11,081
Total Operating Expenses	59,113	62,946	101,204	78,438

Operating Income (Loss)	(51,425)	(37,006)	(62,706)	(29,711)

OTHER INCOME (EXPENSE)
Gain on Sale of Equipment	-	-	-	34,233
Other Expense	-	-	(60)	(60)
Interest Expense	(6,347)	(7,585)	(13,788)	(16,811)
Total Other Income (Expense)	(6,347)	(7,585)	(13,848)	17,362

NET LOSS BEFORE PROVISION	(57,772)	(44,591)	(76,554)	(12,349)

PROVISION FOR INCOME TAXES	-	204	-	504

NET LOSS	$(57,772)	$(44,795)	$(76,544)	$(12,853)

Net Loss per Common Share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted Common Shares Outstanding	4,963,226	4,963,226	4,963,226	4,963,226

The accompanying notes are an integral part of these financial statements.

DATONE, INC. STATEMENTS OF CASH FLOWS (Unaudited) restated
	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007
Operating Activities:
Net Loss	$(76,554)	$(2,203)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation Expense	327	6,991
(Gain) Loss on Sale of Equipment	-	(34,233)
Imputed Interest	12,350	10,650
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Commission Receivables	(1,048)	36,539
(Increase) Decrease in Inventory	-	602
(Increase) Decrease in Prepaid Expense	35	3,661
Increase (Decrease) in Accounts Payable	(614)	(32,855)
Increase (Decrease) in Accrued Expenses	9,518	10,841
Increase (Decrease) in Related Party Payable	-	(12,000)

Net cash used in operating activities	(55,986)	(22,657)

Investing Activities:
Proceeds from Sale of Equipment	-	34,233

Net cash provided by investing activities	-	34,233

Financing Activities:
Proceeds (Payments) on Related Party Note	27,592	(4,259)
Proceeds (Payments) on Notes Payable	28,394	(7,317)

Net cash provided by (used in) financing activities	55,986	(11,576)

Net Increase in cash	0	0

Cash - Beginning of Period	0	0

Cash - End of Period	$0	$0

Supplemental Disclosures of Cash Flow Information:
Cash Paid During The Period For:
Interest	$(1,438)	$(6,161)

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

Unaudited Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and for all periods presented have been made.

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

Dial around revenues are generated from calls to gain access to a different long distance carrier than is already programmed into the phone. Revenues from dial around calls are recorded when callers deposit coins into the phones to make calls. Coin revenues are recorded in an amount equal to the coins collected. Revenues on commissions, phone card sales, and telephone equipment repairs and sales are realized when the services are provided.

DATONE, INC.
JUNE 30, 2008
NOTES TO THE FINANCIAL STATEMENTS

Note 2.  Inventory

Inventory is valued at the lower of cost, determined on the first-in, first-out basis (FIFO), or market value. At June 30, 2008 and December 31, 2007 inventory consists of the following:

	2008	2007
Calling Cards	$-	$-
Parts and Accessories	11,425	11,425
	$11,425	$11,425

Note 3.  Commissions and Sales Receivable

Commissions and Sales Receivable consists of the following at June 30, 2008 and December 31, 2007:

	2008	2007
Commissions Receivable	$15,178	$16,146
Sales Receivable	3,131	1,115
	$18,309	$17,261

Note 4.	Related Party Notes Payable

The Company has a three notes payable with Joseph Passalaqua. The notes are due on demand and carry interest ranging from 10% to 18%. The outstanding principal on the notes are $27,000 at June 30, 2008. The accrued interest was $592 as of June 30, 2008. The Company had a note payable with Joseph C. Passalaqua. This note had a due date of May 31, 2008 and carried an interest of 21%. The note was paid off in 2007. The Company has a note payable of $66,000 with USIP.com, its parent company. This note has no due date, is non interest bearing and unsecured. The Company has a note payable of $269,503 and $239,503, as of June 30, 2008 and December 31, 2007respectively, to a company owned by Mr. Passalaqua’s mother. The note has no repayment terms. Imputed interest at 10% per annum is recorded as contributed capital.

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

Net deferred tax assets consist of the following components as of:

	June 30,	December 31,
	2008	2007
Deferred tax assets
NOL Carryover	(828,587)	(804,264)
Valuation Allowance	828,587	804,264
Net deferred tax assets	-	-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations:

	June 30,	December 31,
	2008	2007
Book Income	(24,323)	(74,192)
Valuation Allowance	24,323	74,192
	-	-

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

DATONE, INC.
JUNE 30, 2008
NOTES TO THE FINANCIAL STATEMENTS

Note 8.	Uncertain Tax Provisions

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have a material impact on the company’s financial position and results of operations. At January 1, 2007, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

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

United States (a)	2004- Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

DATONE, INC.
JUNE 30, 2008
NOTES TO THE FINANCIAL STATEMENTS

Note 9.	Long-Term Debt

Long-term debt consists of the following at June 30, and December 31, respectively:

	2008	2007

Note Payable to bank in monthly installments of $261, including interest at 4.5%, through August 2009.	$3,246	$5,492

Note payable to Key Bank bears interest at 9.25% and is due on demand.	4,845	4,845

	8,731	10,337
Less: Current portion	(464)	(8,091)

Total	$8,267	$2,246

Note 10.	Going Concern Considerations

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

DATONE, INC.
JUNE 30, 2008
NOTES TO THE FINANCIAL STATEMENTS

Note 11.	Earnings Per Share

The following table outlines what the earnings per share based on the shares of Datone, Inc. to be distributed in the spin-off transaction. The spin off has not occurred as of the date of these financial statements.

	For the Period ended June 30,	For the Year ended December 31,
	2008	2007

Net Income (Loss)	$(76,554)	$(12,349)
Shares	4,963,226	4,963,226
EPS	$(0.02)	$ (0.00)

Note 12.	Restated Financial Statements

The Company restated its 2008 and 2007 balance sheets to reflect certain notes payable as current liabilities from long-term debt and to reflect the correct par value of its common stock at $0.0001 rather than $0.001. The Company also restated revenues for the three months ended March 31, 2007 to reflect the accrual of dial around revenues (which had originally been recorded in the three months ended June 30, 2007) and the Company recorded imputed interest as contributed capital on the notes payable, of $12,350 and $10,650 during the six months ended June 30, 2008 and 2007, respectively. A comparison of the original to the restated numbers is as follows:
	Restated	Original
June 30, 2008
Total Current Liabilities	607,109	332,585
Total Long-Term Liabilities	464	274,988
Total Liabilities	607,573	607,573
Common Stock	496	496
Additional Paid-in Capital	1,652,510	1,609,535
Accumulated Deficit	(2,224,850)	(2,181,875)
Total Stockholders’ Equity	(571,844)	(571,844)
Interest Expense	13,788	1,438
Net Income (Loss)	$(76,554)	$(64,204)
December 31, 2007
Total Current Liabilities	540,439	296,091
Total Long-Term Liabilities	2,266	246,594
Total Liabilities	542,685	542,685
Common Stock	4,963	49,632
Additional Paid-in Capital	1,635,693	1,560,399
Accumulated Deficit	(2,148,296)	(2,117,671)
Total Stockholders’ Equity	(507,640)	(507,640)
June 30, 2007
Sales	83,719	83,719
Interest Expense	16,811	6,161
Net Income (Loss)	$(12,853)	$(2,203)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

ཉ	discuss our future expectations;

ཉ	contain projections of our future results of operations or of our financial condition; and

ཉ	state other "forward-looking" information.

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

Dial around revenues are generated from calls to gain access to a different long distance carrier than is already programmed into the phone. Revenues from dial around calls are recorded when callers deposit coins into the phones to make calls. Coin revenues are recorded in an amount equal to the coins collected. Revenues on commissions, phone card sales, and telephone equipment repairs and sales are realized when the services are provided.

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

For the six months ended June 30, 2008, we have a total of 164 company-owned payphones. We do not receive service and repair revenues from company-owned payphones. We only receive service and repair revenue for privately-owned payphones. Some privately-owned payphones represent unprofitable locations that we previously owned but have since sold to the site owner.

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

Dated: October 30, 2008	DATONE, INC.

	By:	/s/ Craig Burton
Craig Burton President, Chief Executive Officer