Form 10-Q
period 2008-09-30
Datone, Inc
filed 2008-11-12
CIK 1377256

9595U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,963,226 shares of $.0001 par value common stock outstanding as of September 30, 2008.

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

PART I - FINANCIAL INFORMATION:

DATONE, INC.
BALANCE SHEETS

	(Unaudited)	(Restated)
	September 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash	$-	$-
Commissions and Sales Receivable, Net	17,175	17,261
Inventory	11,425	11,425
Prepaid Expenses and Other Current Assets	-	35

TOTAL CURRENT ASSETS	28,600	28,721

EQUIPMENT
Telephone and Office Equipment	1,459,766	1,476,016
Vehicle	71,274	64,733
	1,531,040	1,540,749
Less: Accumulated Depreciation	(1,525,208)	(1,534,425)

Net Equipment	5,832	6,324

TOTAL ASSETS	$34,432	$35,045

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$186,550	$172,286
Bank Overdraft	9,414	3,540
Current Portion of Long-Term Debt	7,916	8,091
Accrued Expenses	61,906	51,019
Related Party Note	312,126	239,503
Notes Payable Related Party	-	66,000

TOTAL CURRENT LIABILITIES	577,912	540,439

TOTAL LONG-TERM LIABILITIES	-	2,246

TOTAL LIABILITIES	577,912	542,685

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock, .0001 par value 100,000,000 shares authorized, 4,963,226 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	496	496
Additional Paid in Capital	1,722,134	1,640,160
Accumulated Deficit	(2,266,110)	(2,148,296)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(543,480)	(507,640)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$34,432	$35,045

The accompanying notes are an integral part of these financial statements.

DATONE, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,
	2008	2007	2008	2007

SALES	$30,624	$39,685	$99,598	$123,404

Depreciation	164	5,190	490	12,181
Cost of Sales	9,333	16,992	39,482	43,347
Total Cost of Sales	9,497	22,182	39,972	55,528

Gross Profit	21,127	17,503	59,626	67,876

OPERATING EXPENSES
Insurance	(342)	6,744	5,527	10,266
Payroll Wages and Taxes	11,131	7,744	37,791	27,055
Rent	15,000	45,071	45,000	45,277
Bad Debt Expense	-	-	-	44,320
General & Administrative	30,602	3,224	69,278	15,950
Total Operating Expenses	56,391	62,783	157,596	142,868

Operating Income (Loss)	(35,264)	(45,280)	(97,970)	(74,992)

OTHER INCOME (EXPENSE)
Gain on Sale of Equipment	-	-	-	34,233
Other Expense	-	-	-	(60)
Interest Expense	(7,697)	(5,675)	(19,784)	(22,485)
Total Other Income (Expense)	(7,697)	(5,675)	(19,784)	11,688

NET LOSS BEFORE PROVISION	(42,961)	(50,955)	(117,754)	(63,304)

PROVISION FOR INCOME TAXES	-	-	60	504

NET LOSS	$(42,961)	$(50,955)	$(117,814)	$(63,808)

Net Loss per Common Share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted Common Shares Outstanding	4,963,226	4,963,226	4,963,226	4,963,226

The accompanying notes are an integral part of these financial statements.

DATONE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the	For the
	Nine Months	Nine Months
	Ended September 30,	Ended September 30,
	2008	2007

Operating Activities:
Net Loss	$(117,814)	$(63,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expense	490	5,639
(Gain) Loss on Sale of Equipment	-	(34,233)
(Increase) Decrease in Commission Receivables	86	34,827
(Increase) Decrease in Inventory	-	509
(Increase) Decrease in Prepaid Expense	35	4,941
Increase (Decrease) in Accounts Payable	14,266	(27,396)
Increase (Decrease) in Accrued Expenses	10,887	16,085
Increase (Decrease) in Related Party Payable	(66,000)	(29,979)

Net cash used in operating activities	(158,050)	(93,415)

Investing Activities:
Proceeds from Sale of Equipment	-	34,233

Net cash provided by investing activities	-	34,233

Financing Activities:
Bank Overdraft	5,874	40,407
Additional Paid in Capital	81,974	34,178
Proceeds (Payments) on Related Party Note	72,623	(15,476)
Proceeds (Payments) on Notes Payable	(2,421)	73

Net cash provided by (used in) financing activities	158,050	59,182

Net Increase in cash	-	-

Cash - Beginning of Period	-	-

Cash - End of Period	$-	$-

Supplemental Disclosures of Cash Flow Information:
Cash Paid During The Period For:
Interest	$(19,784)	$(22,485)

The accompanying notes are an integral part of these financial statements.

DATONE, INC.
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

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

The Company maintains cash balances with a financial institution insured by the Federal Deposit Insurance Corporation up to $100,000. There are no uninsured balances at September 30, 2008.

Cash and Cash Equivalents
The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents for purposes of classification in the balance sheets and statement of cash flows. Cash and Cash equivalents consists of cash in bank (checking) accounts.

DATONE, INC.
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

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

Unaudited Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and for all periods presented have been made.

Net (Loss) per Common Share

Net loss per common share has been calculated by taking the net loss for the current period and dividing by the weighted average shares outstanding at the end of the period.

Revenue Recognition

The Company derives its primary revenue from the sources described below, which includes dial around revenues, coin collections, and telephone equipment repairs and service. Other revenues generated by the Company include phone card sales, and commissions.

Dial around revenues are generated from calls to gain access to a different long distance carrier than is already programmed into the phone. GAAP (SAB No. 101) requires the Company to recognize revenue when earned. In the past, we were recording the revenue when the money was wire deposited into our account. We are now recording a monthly accrual and adjusting the revenue to actual on a quarterly basis. The revenue is estimated monthly, based on prior quarter’s actual receipts. We use prior quarter receipts as estimates because there has not been a significant change to total payphones in the previous few quarters. Also, historical figures have shown the revenue earned is not far different than estimates made. Revenues on commissions, phone card sales, and telephone equipment repairs and service are recognized when the services are provided.

DATONE, INC.
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

Note 1.      Nature of Business and Summary of Significant Accounting Policies - Continued

Revenue Recognition – Continued

The proceeds from the sales of pay telephones and other equipment are excluded from revenues and reported as other income.

Note 2.  Inventory

Inventory is valued at the lower of cost, determined on the first-in, first-out basis (FIFO), or market value. At September 30, 2008 and December 31, 2007 inventory consists of the following:

	2008	2007
Parts and Accessories	$11,425	$11,425

Note 3.  Commissions and Sales Receivable

Commissions and Sales Receivable consists of the following at September 30, 2008 and December 31, 2007:

	2008	2007
Commissions Receivable	$15,000	$16,146
Sales Receivable	2,175	1,115
	$17,175	$17,261

Note 4.  Related Party Note

The Company has three notes payable with Joseph Passalaqua. The notes are due on demand and carry interest ranging from 10% to 18%. The outstanding principal on the notes are $26,000 at September 30, 2008. The accrued interest was $1,623 as of September 30, 2008.

As of December 31, 2007 the Company had payables due to USIP.Com, Inc., in the amount of $66,000. As of September 30, 2008 the outstanding balance was converted to paid in capital.

The Company has rents payable to a related party in the amount of $284,503 and $239,503 as of September 30, 2008 and December 31, 2007, respectively.

DATONE, INC.
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

Note 5.	Commitments

The Company leases office space under an operating lease expiring in December 2009. Rent expense for the period ended September 30, 2008 amounted to $45,000.

The minimum future rental payments under the operating lease at September 30, 2008 are as follows:

2008	$15,000
2009	$60,000

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

DATONE, INC.
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

Note 7.  Income Taxes - Continued

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

United States (a)	2004 – Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

DATONE, INC.
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

Note 9.  Long-Term Debt

Long-term debt consists of the following at September 30, 2008 and December 31, 2007 respectively:

	2008	2007

Note Payable to bank in monthly installments of $261, including interest at 4.5%, through August 2009.	$3,071	$5,492

Note payable to Key Bank bears interest at 9.25% and is due on demand.	4,845	4,845

	7,916	10,337
Less: Current portion	(7,916)	(8,091)

Total	$0	$2,246

DATONE, INC.
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

Note 10. Going Concern Considerations

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. The company has a current ratio of .049 for the period ended September 30, 2008, and has a deficit in stockholders’ equity. The Companies ability to continue as a going concern is dependent upon obtaining the additional capital as well as additional revenue to be successful in its planned activity. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.

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

	For the Nine Months ended September 30,	For the Nine Months ended September 30,
	2008	2007

Net Income (Loss)	$(117,814)	$(63,808)
Shares	4,963,226	4,963,226

EPS	$0.02	$0.01

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

☐	discuss our future expectations;

☐	contain projections of our future results of operations or of our financial condition; and

☐	state other "forward-looking" information.

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

Revenue Recognition

The Company derives its primary revenue from the sources described below, which includes non-coin revenues, coin collections, and service and repair revenue.

Non-coin call revenue includes commissions from operator service telecommunications companies and commissions for toll free calls from all payphones. The commissions for operator services are paid 45 days in arrears. Dial Around compensation is billed quarterly and received three and one half months behind the billed quarter. GAAP (SAB No. 101) requires the Company to recognize revenue when earned. The Company records a monthly accrual and adjusts the revenue to actual on a quarterly basis. The revenue is estimated monthly, based on prior quarter’s actual receipts. We use prior quarter receipts as estimates because there has not been a significant change to total payphones in the previous few quarters. Also, historical figures have shown the revenue earned is not far different than estimates made.

Coin calls represent calls paid for by customers who deposit coins into the payphones. Coin call revenue is recorded as the actual amount of coins collected from the payphones.

Service and Repair Sales are billable as soon as the services are rendered for the customer.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2007

Revenue

Our total revenue decreased by $23,806 or approximately 19.29%, from $123,404 in the Nine months ended September 30, 2007 to $99,598 in the Nine months ended September 30, 2008. This decrease was primarily attributable to a decrease in commission revenue. As well as a reduced number of payphones coupled with increased competition from wireless communication service.

Our commissions decreased by $16,121 or approximately 67.1%, from $24,026 in the Nine months ended September 30, 2007 to $7,905 in the Nine months ended September 30, 2008. This decrease was primarily attributable to a lower volume of payphones in our network.

Our coin call revenue decreased by $419 or approximately 1.43%, from $28,781 in the Nine months ended September 30, 2007 to $29,200 in the Nine months ended September 30, 2008.  The increase in coin call revenue was primarily attributable to an increase in number of phone calls made.

Our non-coin call revenue, which consists primarily of dial-around revenue increased $2,030 or approximately 4.57% from $44,419 in the Nine months ended September 30, 2007 to $46,449 in the Nine months ended September 30, 2008. This increase was primarily attributed to a higher volume of toll free calling (ex. 1-800,1-888,1-877,1-866 calls in this quarter.

Service and Repair Sales decreased by $9,296 or approximately 36.09.2% to $16,463 for the Nine months ended September 30, 2008 from $25,759 for the same period in 2007. This decrease is due to less payphones to repair and service because the number of payphones have decreased, the number of payphones breaking down and requiring repair is consequently less.

For the Nine months ended September 30, 2008, we have a total of 164 company-owned payphones. We only receive service revenue for company-owned payphones and repair revenue for privately-owned payphones. Some privately-owned payphones represent unprofitable locations that we previously owned but have since sold to the site owner.

Cost of Revenue

Our overall cost of sales decreased by $15,556 or approximately 28.1%, from $55,528 in the Nine months ended September 30, 2007 to $39,972 in the Nine months ended September 30, 2008. This decrease in our overall cost is primarily due to less depreciation being recorded due to our assets being fully amortized.

Our telecommunication costs decreased by $2,206 or approximately 5.43% from $40,613 in the Nine months ending September 30, 2007 to $38,407 for the Nine months ending September 30, 2008. This was due to some new payphones being installed in new locations. This increase has been offset somewhat by our strategy to remove unprofitable payphones, resulting in lower revenue and commissions and also, lower telecommunication costs.

Our ongoing strategy is to identify and remove unprofitable payphones. Once a low revenue payphone is identified, we offer the site owner an opportunity to purchase the equipment. If the site owner does not purchase the payphone, we remove it from the site

Our contractor’s fees decreased by $2,234 or approximately 100% to $0 in the Nine months ending September 30, 2008 from $2,234 for the Nine months ending September 30, 2007. This decrease is due to the decrease in our use of outside contractors.

Depreciation expense decreased by $11,691 or approximately 95.98% to $490 in the Nine months ending September 30, 2008 from $11,181 for the Nine months ending September 30, 2007. This decrease is due to certain assets being fully depreciated and our on going strategy of identifying unprofitable payphones, and selling them to the site owners. Once a payphone is sold to the site owner, it is removed from our assets and depreciation schedules. We own telephone equipment and motor vehicles, which provide a service for a number of years. The term of service is commonly referred to as the “useful life” of the asset. Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of the long-lived asset is reported as an expense during the cost of an asset to expense over its life in a rational and systematic manner.

Our cost of sales for repairs and service supplies decreased in the Nine months ending September 30, 2008 by $242 or approximately 100% to $0 from $242 for the Nine months ending September 30, 2007. This decrease in repairs and service cost is a direct result of using less material to repair phones.

Our cost of sales for travel decreased in the Nine months ending September 30, 2008 by $1,646 or approximately 100% to $0 from $1,646 for the Nine months ending September 30, 2007. This decrease in travel cost is a direct result of having to travel less to repair phones.

Our commissions expense increased by $817 or approximately 316.67% to $1,075 in the Nine months ending September 30, 2008 from $258 for the Nine months ending September 30, 2007.

Operating Expenses

Operating expenses increased by $14,728 or approximately 10.31% to $157,596 for the Nine months ended September 30, 2008 compared to $142,868 for the same period in 2007. This was due to the fees we pay our accountants and attorneys for performing they’re services.

Salaries and related payroll taxes increased by $10,736 or approximately 39.68% to $37,791 for the Nine months ended September 30, 2008 compared to $27,055 for the same period in 2007. This increase is due to employee taking payroll on a regular basis.

Our insurance expense decreased by $4,739 or approximately 46.16% to $5,527 for the Nine months ended September 30, 2008 compared to $10,266 for the same period in 2007. This decrease was due to decreases in premiums.

Rent decreased by $277 or approximately .61% to $45,000 for the Nine months ended September 30, 2008 compared to $45,277 for the same period in 2007. This decrease is due to a new lease signed in 2007.

Professional fees increased by $47,715 or approximately 849.93% to $53,329 for the Nine months ended September 30, 2008 compared to $5,614 for the same period in 2007. These are fees we pay to accountants and attorneys throughout the year for performing various tasks.

Bad debt expense decreased by $44,320 or approximately 100% to $0 for the Nine months ended September 30, 2008 compared to $44,320 for the same period in 2007. These were receivables written off that were deemed uncollectible.

Our telephone, utilities, office, and vehicle expenses, together account for a increase of $5,236 or approximately 62% from $13,616 for the Nine months ended September 30, 2008 compared to $8380 for the same period in 2007.

Interest Expense

Interest expense, net, decreased $2,701 or approximately 12.01% for the Nine months ended September 30, 2008 to $19,784 from $22,485 for the Nine months ended September 30, 2007. This decrease was due to less interest-rate debt.

Net Loss from Operations

We had net loss of $117,814 for the Nine months ended September 30, 2008 as compared to a net loss after taxes of $63,808 for the Nine months ended September 30, 2007. This decrease was primarily due to a increase in operating expenses for the year ended September 30, 2008. The increases were related to rent and professional fees, this will remain consistent in future years.

LIQUIDITY AND CAPITAL RESOURCES

September 30, 2008 Compared with December 31, 2007

Our primary liquidity and capital resource needs are to finance the costs of our operations, to make capital expenditure.

As of September 30, 2008, we had $0 cash on hand, compared to $0 as of September 30, 2007.

We believe that we will continue to need investing and financing activities to fund operations.

Net cash used in operating activities was $158,050 during the Nine-month period ended September 30, 2008, mainly representative of the net loss incurred during 2008. Cash was used in operations. This compares to net cash used in operating activities of $93,415 for the Nine-month period ended September 30, 2007 which resulted from a decrease in accounts payable and related party The Company used cash to pay down AP and Related party payables.

Net cash provided by investing activities was $0 during Nine-month period ended September 30, 2008. This compares to net cash provided by investing activities of $34,233 for the Nine-month period ended September 30, 2007, mainly representing the proceeds received from the sale of telephone equipment.

Net cash provided by financial activities was $158,050 during Nine-month period ended September 30, 2008, mainly representing the proceeds from notes and related party payables. This compares to net cash used by financing activities of $59,182 the Nine-month period ended September 30, 2007 due to payments on notes and related party payables.

Our expenses to date are largely due to rents for the office space and the cost of sales for telephone communication costs.

We believe that our results of financing activities will provide us with the necessary funds to satisfy our liquidity needs for the next 6 months. To the extent that such funds are insufficient, our principal stockholder has agreed to fund our operations for the next Nine-month period and beyond in the form of a loan or loans. However, there is no formal agreement with our principal stockholder, Greenwich Holdings LLC in writing or otherwise to do so and accordingly may not be enforced against Greenwich Holdings, Inc. in the event that it decides not to continue to fund the Company.

Working Capital

As of September 30, 2008, we had total assets of $34,432 and total liabilities of $577,912, which result in working deficit of $(549,312) as compared to total assets of $35,045 and total liabilities of $542,685 resulting in a working deficit of $(511,718) as of September 30, 2007.

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2007

Revenue

Our total revenue decreased by $9,061 or approximately 22.83%, from $39,685 in the three months ended September 30, 2007 to $30,624 in the three months ended September 30, 2008. This decrease was primarily attributable to a decrease in commission revenue. Also a decrease in the number of payphones we operated coupled with the increased competition from wireless services.

Our commissions increased by $913 or approximately 47.92%, from $1,906 in the three months ended September 30, 2007 to $2,819 in the three months ended September 30, 2008. This increase was primarily attributable to a higher call volume on the operator service traffic.

Our coin call revenue decreased by $1,070 or approximately 10.37%, from $10,320 in the three months ended September 30, 2007 to $9,250 in the three months ended September 30, 2008.  The decrease in coin call revenue was primarily attributable to a decreased number of phones resulting in decrease in revenue..

Our non-coin call revenue, which consists primarily of dial-around revenue, decreased $6,351 or approximately 33.60% from $18,900 in the three months ended September 30, 2007 to $12,549 in the three months ended September 30, 2008. This decrease was primarily attributed to a change in the accrual method based on actual receipts received in the previous year,

Service and Repair Sales decreased by $2,553 or approximately 29.83% to $6,006 for the three months ended September 30, 2008 from $8,559 for the same period in 2007. This decrease is due to less payphones to repair and service because the number of payphones have decreased, the number of payphones breaking down and requiring repair is consequently less.

For the three months ended September 30, 2008, we have a total of 164 company-owned payphones. We only receive service revenue for company-owned payphones and repair revenue for privately-owned payphones. Some privately-owned payphones represent unprofitable locations that we previously owned but have since sold to the site owner.

Cost of Revenue

Our overall cost of sales decreased by $12,685 or approximately 57.19%, from $22,182 in the three months ended September 30, 2007 to $9,497 in the three months ended September 30, 2008. This decrease was primarily attributable to a decrease in commission revenue. This decrease in our overall cost is primarily due to less depreciation being recorded due to our assets being fully amortized.

Our telecommunication costs decreased by $7,818 or approximately 46.88% from $16,678 in the three months ending September 30, 2007 to $8,860 for the three months ending September 30, 2008. This was due to some new payphones being installed in new locations. This decrease is due to lower telecommunication costs.

Our ongoing strategy is to identify and remove unprofitable payphones. Once a low revenue payphone is identified, we offer the site owner an opportunity to purchase the equipment. If the site owner does not purchase the payphone, we remove it from the site. At the same time, our plan is to continue to look out for ideal locations with high traffic to install our payphones, which is evidenced by our increased telecommunication costs as a result of installing new phones for the three months ended September 30, 2008 over the same period in 2007.

Our contractor’s fees decreased by $880 or approximately 100% to $0 in the three months ending September 30, 2008 from $880 for the three months ending September 30, 2007. This decrease is due to the decrease in our use of outside contractors.

Depreciation expense decreased by $5,026 or approximately 96.84% to $164 in the three months ending September 30, 2008 from $5,190 for the three months ending September 30, 2007. This decrease is due to certain assets being fully depreciated and our on going strategy of identifying unprofitable payphones, and selling them to the site owners. Once a payphone is sold to the site owner, it is removed from our assets and depreciation schedules. We own telephone equipment and motor vehicles, which provide a service for a number of years. The term of service is commonly referred to as the “useful life” of the asset. Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of the long-lived asset is reported as an expense during the cost of an asset to expense over its life in a rational and systematic manner.

Our cost of sales for travel increased in the three months ending September 30, 2008 by $19 or approximately 100% to $19 from $ 0 for the three months ending September 30, 2007. This increase in travel cost is a direct result of having to travel to repair phones.

Our commissions expense increased by $473 or approximately 473% to $473 in the three months ending September 30, 2008 from $0 for the three months ending September 30, 2007. This increase was due a new location who receives a monthly commission.

Operating Expenses

Operating expenses decreased by $6,392 or approximately 10.18% to $56,391 for the three months ended September 30, 2008 compared to $62,783 for the same period in 2007. This was due to fees we pay our accountants and attorneys throughout the year.

Salaries and related payroll taxes increased by $3,387 or approximately 43.74% to $11,131 for the three months ended September 30, 2008 compared to $7,744 for the same period in 2007. This increase is due to an increase in salary.

Our insurance expense decreased by $7,086 or approximately 105.07% to $(342) for the three months ended September 30, 2008 compared to $6,744 for the same period in 2007.

Rent decreased by $30,071 or approximately 66.72% to $15,000 for the three months ended September 30, 2008 compared to $45,071 for the same period in 2007. This decrease is due to a new lease signed in 2007.

Professional fees increased by $23,187 or approximately 1320.12% to $23,356 for the three months ended September 30, 2008 compared to $169 for the same period in 2007. These are fees we pay to accountants and attorneys throughout the year for performing various tasks.

Our telephone, utilities, office, and vehicle expenses, together account for a increase of $3,187 or approximately 108 % from $2,940 for the three months ended September 30, 2008 compared to $6,127 for the same period in 2007.

Interest Expense

Interest expense, net, increased $2,022 or approximately 35.63% for the three months ended September 30, 2008 to $7,697 from $5,675 for the three months ended September 30, 2007. This increase was due to higher interest-rate debt.

Net Loss from Operations

We had net loss of $42,961 for the three months ended September 30, 2008 as compared to a net loss after taxes of $50,955 for the three months ended September 30, 2007. This decrease was primarily due to an increase in operating expenses for the year ended September 30, 2008. The increases were related to rent and professional fees, this will remain consistent in future years.

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

Dated: November 12 , 2008		DATONE, INC.

	By:	/s/ Craig Burton
Craig Burton
President, Chief Executive Officer