Form 10-K
period 2008-12-31
Datone, Inc
filed 2009-04-06
CIK 1377256

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-53075
_______________________________________________

DATONE, INC.
(Exact name of registrant as specified in its charter)
______________________________________________

Delaware	16-1591157
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7325 Oswego Road
Liverpool , N.Y.	13090
(Address of principal executive offices)	(zip code)

Registrant's telephone number, including area code: (315) 451-7515

_____________________________________________

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]  No [X]

The Company has no non-voting common stock.  The aggregate market value of the Company's voting common stock held by non-affiliates as of December 31, 2008 could not be determined because there have been no recent sales of such stock and there is no established public trading market.

As of December 31, 2008  4,963,226 shares of the Company's $.0001 par value common stock were issued and outstanding.

State issuer’s revenues for its most recent fiscal year: $142,602.

As of December 31, 2008, there were  4,963,226 shares of common stock outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format: Yes [  ]  No [X]

PART I

ITEM 1.   BUSINESS.

GENERAL OVERVIEW

Datone, Inc. was originally incorporated on August 9, 2000 under the laws of the State of Delaware.  We operated as a wholly-owned subsidiary of USIP. On August 24, 2006 USIP decided to spin-off it’s subsidiary companies one of which was Datone Inc. On February 1,2008 Datone filed an 10-SB registration statement .. On November 13, 2008  Datone went effective.

SMART PAYPHONE TECHNOLOGY

Our payphones utilize “smart” technology which provides oral calling instructions, detects and counts coins deposited during each call, informs the caller at certain intervals of the time remaining on each call, identifies the need for and the amount of an additional deposit in order to continue the call, and provides other functions associated with the completion of calls. Through the use of programmable memory chips, the payphones can also be programmed and reprogrammed from our central computer facilities to update rate information or to direct different types of calls to particular carriers. Our payphones can also distinguish coins by size and weight, report to our central host computer the total amount of coin in the coin box, perform self-diagnosis and automatically report problems to a pre-programmed service number.

CUSTOMER SERVICE

The technology we use enables us to (i) respond quickly to equipment malfunctions and (ii) maintain accurate records of payphone activity, which can be verified by customers. We strive to minimize “downtime” on our payphones by identifying service problems as quickly as possible. We employ both advanced telecommunications technology and trained field technicians as part of our commitment to provide superior customer service. The records generated through our technology also allow for more timely and accurate payment of commissions to Location Owners.

OPERATIONS

As of December 31, 2008, we owned and operated approximately 148 payphones in New York.

COIN CALLS

Our payphones generate coin revenues primarily from local calls. Historically, the maximum rate that could be charged for local calls was generally set by state regulatory authorities and in most cases was $0.25 through October 6, 1997. We charge $0.35, and $0.50. In ensuring “fair compensation” for all calls, the FCC determined that local coin rates from payphones should be generally deregulated by October 7, 1997, but provided for possible modifications or exemptions from deregulation upon a detailed demonstration by an individual state that there are market failures within the state that would not allow market-based rates to develop. On July 1, 1997, a federal court issued an order that upheld the FCC's authority to deregulate local coin call rates. In accordance with the FCC's ruling and the court order, certain payphones owners, began to increase rates for local coin calls from $0.25 to $0.35.

Long distance carriers that have contracted to provide transmission services to our payphones typically carry long distance coin calls. We pay a charge to the long-distance carrier each time the carrier transports a long-distance call for which we receive coin revenue from an end user.

NON-COIN CALLS

We also receive revenue from non-coin calls made from our payphones. Traditional non-coin calls include credit card, calling card, prepaid calling card, collect and third party billed calls where the caller dials “0” plus the number or simply dials “0” for an operator. The services needed to complete a non-coin call include providing an automated or live operator to answer the call, verifying billing information, validating calling cards and credit cards, routing and transmitting the call to its destination, monitoring the call's duration and determining the charge for the call, and billing and collecting the applicable charge. We have contracted with operator service providers to handle these calls and perform all associated functions, while paying us a commission on the revenues generated.

REGULATIONS AND DIAL-AROUND COMPENSATION

On September 20, 1996 the Federal Communications Commission (“FCC”) adopted rules, which became effective November 7, 1996, initially mandating dial-around compensation for both access code calls and 800 subscriber calls at a flat rate of $45.85 per payphone per month. Commencing October 7, 1997 and ending October 6, 1998 the $45.85 per payphone per month rate was to transition to a per-call system at the rate of $0.35 per call. Several parties challenged certain of the FCC regulations including the dial-around compensation rate. On July 1, 1997 a federal court vacated certain portions of the FCC's 1996 Payphone Order, including the dial-around compensation rate.

In accordance with the court's mandate, on October 9, 1997 the FCC adopted a second order, establishing a rate of $0.284 per call for the first two years of per-call compensation (October 7, 1997 through October 6, 1999). An inter-exchange Carriers (“IXC”) is a common carrier providing long distance connections between local telephone areas, and they include AT&T, MCI and Sprint. Under the 1997 Payphone Order IXC's were required to make the per-call payments to payphone service providers, beginning October 7, 1997. On May 15, 1998 the court again remanded the per-call compensation rate to the FCC for further explanation without vacating the $0.284 default rate.

On February 4, 1999 the FCC released a third order in which the FCC abandoned its efforts to derive a “market based” default dial-around compensation rate and instead adopted a “cost based” rate of $0.24 per dial-around call. This rate became effective on April 21, 1999 and served as a default rate through January 31, 2002.

In a decision released January 31, 2002 the FCC partially addressed the remaining issues concerning the “true-up” required for interim and intermediate period compensation. The FCC adjusted the per-call rate to $0.229, for the interim period only, to reflect a different method of calculating the delay in IXC payments to payphone services provider's (“PSPs”) for the interim period, and determined that the total interim period compensation should be $33.89 per payphone per month ($0.229 times an average of 148 calls per payphone per month). A payphone service provider is a Company that installs and monitors payphones. The 2002 Payphone Order deferred to a later order its determination of the allocation of this total compensation rate among the various carriers required to pay compensation for the interim period.

On October 23, 2002 the FCC released its Fifth Order on Reconsideration and Order on Remand, which resolved the remaining issues surrounding the interim/intermediate period true-up and specifically how monthly per-phone compensation owed to PSPs is to be allocated among the relevant dial-around carriers. The Interim Order also resolves how certain offsets to such payments will be handled and a host of other issues raised by parties in their remaining FCC challenges to the 1999 Payphone Order and the 2002 Payphone Order. In the Interim Order the FCC ordered a true up for the interim period and increased the adjusted monthly rate to $35.22 per payphone per month, to compensate for the three-month payment delay inherent in the dial-around payment system. The new rate of $35.22 per payphone per month is a composite rate, allocated among approximately five hundred carriers based on their estimated dial-around traffic during the interim period. The FCC also ordered true-up requiring PSPs, to refund an amount equal to $0.046 (the difference between the old $0.284 rate and the current $0.238 rate) to each carrier that compensated the PSP on a per-call basis during the intermediate period. Interest on additional payments and refunds is to be computed from the original payment date, at the IRS prescribed rate applicable to late tax payments. As of this date, dial around compensation to PSP’s is $.49 per call. As a result of these dial around compensation rules, we received approximately $59,052 in dial-around compensation during 2007.

Our objectives are to continue to review our overall cost structure, improve route density and service quality, monitor and take action on our under performing telephones. We have implemented the following strategy to meet our objectives.

CUSTOMERS, SALES AND MARKETING

The Location Owners with whom we contract are a diverse group of small and medium sized businesses, which are frequented by individuals needing payphone access. The majority of our payphones are located at convenience stores, truck stops, service stations, grocery stores, colleges and hospitals.

Before we install a phone, we search for, and utilize historical revenue information about each payphone location. In locations where historical revenue information is not available, we rely on our site survey to examine geographic factors, population density, traffic patterns and other factors in determining whether to install a payphone. We recognize, however, that recent changes in payphone traffic volumes and usage patterns being experienced on an industry-wide basis warrant a continued assessment of the location and deployment of our payphones. Generally, we pay the Local Exchange Carrier (“LEC”)approximately $40 per month per phone line.

SERVICE AND EQUIPMENT SUPPLIERS

Our primary suppliers provide payphone components, local line access, long-distance transmission and operator services. To promote acceptance by end users accustomed to using RBOC or Local Exchange Carrier (“LEC”) owned payphone equipment, we utilize payphones designed to be similar in appearance and operation to payphones owned by LEC. A LEC is a local phone company, which can be either a call operating company or an integrated company which traditionally had the exclusive franchise rights and responsibilities to provide local transmission and switching services.

We purchase circuit boards from various manufacturers for repair and installation of our payphones. We primarily obtain local line access from various LECs, including Verizon, Windstream. and various other incumbent and competitive suppliers of local line access. Generally, we are charged approximately $40 per month per payphone, on the average, for local line access. New sources of local line access are expected to emerge as competition continues to develop in local service markets. Long-distance services are provided to our company by various long-distance and operator service providers, including AT&T, Legacy,  and others.

We expect the basic availability of such products and services to continue in the future; however, the continuing availability of alternative sources cannot be assured. Although we are not aware of any current circumstances that would require us to seek alternative suppliers for any material portion of the products or services used in the operation of our business, transition from our existing suppliers, if necessary, could have a disruptive effect on our operations and could give rise to unforeseen delays and/or expenses.

ASSEMBLY AND REPAIR OF PAYPHONES

We assemble and repair payphone equipment for our use. The assembly of payphone equipment provides us with technical expertise used in the operation, service, maintenance and repair of our payphones. We assemble, refurbish or replace payphones from standard payphone components either obtained from our inventory or purchased from component manufacturers. These components include a metal case, an integrated circuit board incorporating a microprocessor, a handset and cord, and a coin box and lock. On the occasion when components are not available from inventory, we can purchase the components from several suppliers. We do not believe that the loss of any single supplier would have a material adverse effect on our assembly operations.

Our payphones comply with all material regulatory requirements regarding the performance and quality of payphone equipment and have all of the operating characteristics required by the applicable regulatory authorities, including free access to local emergency (911) telephone numbers, dial-around access to all available carriers, and automatic coin return capability for incomplete calls.

TECHNOLOGY

The payphone equipment we install makes use of microprocessors to provide voice prompted calling instructions, detect and count coin deposits during each call, inform the caller at certain intervals of the time remaining on each call, identify the need for and the amount of an additional deposit and other functions associated with completion of calls. Through the use of memory chips, our payphones can also be programmed and reprogrammed from our central computer facilities to update rate information or to direct different kinds of calls to particular carriers.

Our payphones can distinguish coins by size and weight, report to a remote location the total coins in the coin box, perform self-diagnosis and automatically report problems to a pre-programmed service number, and immediately report attempts at vandalism or theft. Many of our payphones operate on power available from the telephone lines, thereby avoiding the need for and reliance upon an additional power source at the installation location.

We provide all technical support required to operate the payphones, such as computers and software at our headquarters in Liverpool , N.Y. Our assembly and repair support provides materials, equipment, spare parts and accessories to maintain our payphones.

MAJOR CUSTOMERS

No individual customer accounted for more than 5% of our consolidated revenues in 2006, 2007 and 2008.

COMPETITION

We compete for payphone locations directly with RBOCs, LECs and other IPPs. We also compete, indirectly, with long-distance companies, which can offer Location Owners commissions on long-distance calls made from LEC-owned payphones. We compete with LECs and long-distance companies who may have substantially greater financial, marketing and other resources.

We believe that our principal competition is from providers of wireless communications services for both local and long distance traffic. Certain providers of wireless communication services have introduced rate plans that are competitively priced with certain of the products offered by us, and have negatively impacted the usage of payphones throughout the nation.

We believe that the competitive factors among payphone providers are (1) the commission payments to a Location Owner, (2) the ability to serve accounts with locations in several LATAs or states, (3) the quality of service and the availability of specialized services provided to a Location Owner and payphone users, and (4) responsiveness to customer service needs. We believe that we are currently competitive in each of these areas.

Additionally, a number of domestic IPPs continue to experience financial difficulties from various competitive and regulatory factors impacting the pay telephone industry generally, which may impair their ability to compete prospectively. We believe that these circumstances create an opportunity for us to obtain new location agreements and reduced site commissions going forward, however, this may not occur. There are no guarantees that we will be able to obtain new location agreements that are advantageous to our company. Also, in view of this competitive environment, we will seek opportunities to maximize shareholder value through acquisitions, and mergers with other companies and businesses that present attractive opportunities for us.

We compete with long-distance carriers that provide dial-around services that can be accessed through our payphones. Certain national long-distance operator service providers and prepaid calling card providers have implemented extensive advertising promotions and distribution schemes which have increased dial-around activity on payphones owned by LECs and IPPs, including our company, thereby reducing traffic to our primary providers of long-distance service. While we do receive compensation for dial-around calls placed from our payphones, regulatory efforts are underway to improve the collection system and provide us with the ability to collect that portion of dial-around calls that are owed.

OUR EMPLOYEES

Our President, Craig Burton, is our only full time employee. In addition, we also hire advisers and temporary employees on an as needed basis. We may, from time to time, supplement our regular work force as necessary with temporary and contract personnel. We have no part-time employees at this time.  None of our employees are represented by a labor union. We believe we have a good relationship with our employees.

A NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report (including the foregoing “Description of Business” and the section below entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contains forward-looking statements that involve risks and uncertainties. You should exercise extreme caution with respect to all forward-looking statements contained in this report. Specifically, the following statements are forward-looking:

•	statements regarding our overall strategy for expansion of our company, including without limitation our intended markets and future products;

•	statements regarding our research and development efforts;

•
statements regarding the plans and objectives of our management for future operations, including, without limitation, plans to explore other non telecommunication business along with the size and nature of the costs we expect to incur and the people and services we may employ;

•	statements regarding the future of our company, our competition or regulations that may affect us;

•	statements regarding our ability to compete with third parties;

•	any statements using the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar words; and

•	any statements other than historical fact.

We believe that it is important to communicate our future expectations to our shareholders. Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions, including, without limitation, the factors listed in “Risks Associated with Our Business.” Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Should any one or more of these or other risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described in this report. There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct or that unforeseen developments will not occur.

Any person or entity may read and copy our reports filed with the Securities and Exchange Commission at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC toll free at 1-800-SEC-0330. The SEC also maintains an Internet site at HTTP://WWW.SEC.GOV where reports, proxies and informational statements on public companies may be viewed by the public.

ITEM 1A.  RISK FACTORS

UNLESS WE CAN REVERSE OUR HISTORY OF LOSSES, WE MAY HAVE TO DISCONTINUE OPERATIONS.

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses in all fiscal years of operation, including those in fiscal years 2007 through 2008, and the losses are projected to continue in 2009. Our net losses were $ 76,756 and $ 98,719 for fiscal years ended 2007 and 2008 respectively.

WE MAY NOT SUCCEED OR BECOME PROFITABLE.

We will need to generate significant revenues to achieve profitability and we may be unable to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability in the future. We expect that our expenses will continue to increase and there is no guarantee that we will not experience operating losses and negative cash flow from operations for this fiscal year or for the foreseeable future. If we do not achieve or sustain profitability, then we may be unable to continue our operations.

WE WILL NEED ADDITIONAL CAPITAL FINANCING IN THE FUTURE.

We may be required to seek additional financing in the future to respond to increased expenses or shortfalls in anticipated revenues, accelerate product development and deployment, respond to competitive pressures, develop new or enhanced products, or take advantage of unanticipated acquisition opportunities. We cannot be certain we will be able to find such additional financing on reasonable terms, or at all. If we are unable to obtain additional financing when needed, we could be required to modify our business plan in accordance with the extent of available financing.

IF WE ENGAGE IN ACQUISITIONS, WE MAY EXPERIENCE SIGNIFICANT COSTS AND DIFFICULTY ASSIMILATING THE OPERATIONS OR PERSONNEL OF THE ACQUIRED COMPANIES, WHICH COULD THREATEN OUR FUTURE GROWTH.

If we make any acquisitions, we could have difficulty assimilating the operations, technologies and products acquired or integrating or retaining personnel of acquired companies. In addition, acquisitions may involve entering markets in which we have no or limited direct prior experience. The occurrence of any one or more of these factors could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition, pursuing acquisition opportunities could divert our management’s attention from our ongoing business operations and result in decreased operating performance. Moreover, our profitability may suffer because of acquisition-related costs or amortization of acquired goodwill and other intangible assets. Furthermore, we may have to incur debt or issue equity securities in future acquisitions. The issuance of equity securities would dilute our existing stockholders.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS OR MAY BE SUED BY THIRD PARTIES FOR INFRINGEMENT OF THEIR PROPRIETARY RIGHTS.

The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of trade secret, copyright or patent infringement. We may inadvertently infringe a patent of which we are unaware. In addition, because patent applications can take many years to issue, there may be a patent application now pending of which we are unaware that will cause us to be infringing when it is issued in the future. If we make any acquisitions, we could have similar problems in those industries. Although we are not currently involved in any intellectual property litigation, we may be a party to litigation in the future to protect our intellectual property or as a result of our alleged infringement of another’s intellectual property, forcing us to do one or more of the following:

•	Cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

•	Obtain from the holder of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms; or

•	Redesign those products or services that incorporate such technology.

A successful claim of infringement against us, and our failure to license the same or similar technology, could adversely affect our business, asset value or stock value. Infringement claims, with or without merit, would be expensive to litigate or settle, and would divert management resources.

BECAUSE OUR OFFICERS AND DIRECTORS ARE INDEMNIFIED AGAINST CERTAIN LOSSES, WE MAY BE EXPOSED TO COSTS ASSOCIATED WITH LITIGATION.

If our directors or officers become exposed to liabilities invoking the indemnification provisions, we could be exposed to additional unreimbursable costs, including legal fees. Our articles of incorporation and bylaws provide that our directors and officers will not be liable to us or to any shareholder and will be indemnified and held harmless for any consequences of any act or omission by the directors and officers unless the act or omission constitutes gross negligence or willful misconduct. Extended or protracted litigation could have a material adverse effect on our cash flow.

WE WILL DEPEND ON OUTSIDE MANUFACTURING SOURCES AND SUPPLIERS.

We may contract with third party manufacturers to produce our products and we will depend on third party suppliers to obtain the raw materials necessary for the production of our products. We do not know what type of contracts we will have with such third party manufacturers and suppliers. In the event we outsource the manufacture of our products, we will have limited control over the actual production process. Moreover, difficulties encountered by any one of our third party manufacturers, which result in product defects, delayed or reduced product shipments, cost overruns or our inability to fill orders on a timely basis, could have an adverse impact on our business. Even a short-term disruption in our relationship with third party manufacturers or suppliers could have a material adverse effect on our operations. We do not intend to maintain an inventory of sufficient size to protect ourselves for any significant period of time against supply interruptions, particularly if we are required to obtain alternative sources of supply.

THE REPORT OF OUR INDEPENDENT AUDITORS INDICATES UNCERTAINTY CONCERNING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent auditors have raised substantial doubt about our ability to continue as a going concern. This may impair our ability to implement our business plan, and we may never achieve significant revenues and therefore remain a going concern.

RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS

As part of our business strategy, we may make acquisitions of, or investments in, companies, businesses, products or technologies. Any such future acquisitions would be accompanied by the risks commonly encountered in such acquisitions. Those risks include, among other things:

- the difficulty of assimilating the operations and personnel of the acquired companies,
- the potential disruption of our business or business plan,
- the diversion of resources from our existing businesses, and products,
- the inability of management to integrate acquired businesses or assets into our business plan, and
- additional expense associated with acquisitions.

We may not be successful in overcoming these risks or any other problems encountered with such acquisitions, and our inability to overcome such risks could have a material adverse effect on our business, financial condition and results of operations.

POSSIBLE ISSUANCE OF ADDITIONAL SHARES WITHOUT STOCKHOLDER APPROVAL COULD DILUTE STOCKHOLDERS

We currently have approximately 4,963,226 Shares of common stock outstanding. There are currently no other material plans, agreements, commitments or undertakings with respect to the issuance of additional shares of common stock or securities convertible into shares of our common stock. Additional shares could be issued in the future, and the result of the issuance of additional shares would be to further dilute the percentage ownership of our common stock held by our stockholders.

IF A MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP, SHAREHOLDERS MAY BE UNABLE TO SELL THEIR SHARES.

There is currently no market for our common stock and no market may develop. We currently plan to apply for listing of our common stock on the OTC Bulletin Board. However, our shares may not be traded on the bulletin board or, if traded, a public market may not materialize. If no market is ever developed for our shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

THE BOARD OF DIRECTORS POWER TO ISSUE PREFERRED STOCK, COULD DILUTE THE OWNERSHIP OF EXISTING SHAREHOLDERS AND THIS MAY INHIBIT POTENTIAL ACQUIRES OF THE COMPANY.

Our articles of organization grant the board of directors the power to issue preferred stock with terms and conditions, including voting rights that they deem appropriate. The exercise of the discretion of the board to issue preferred stock and/or common stock could dilute the ownership rights and the voting rights of current shareholders. In addition, this power could be used by the Board to inhibit potential acquisitions by a third party.

THE ADVENT OF WIRELESS PHONES HAS LESSENED THE DEMAND FOR PAYPHONES.

The proliferation of wireless phones has significantly reduced the demand for payphones and we expect that trend to continue. Certain rate plans that provide unlimited long distance service and calling fees that are fixed or minimal have and are expected to continue to negatively affect our revenues and opportunity for growth.

DIAL AROUND SERVICES.

We compete with long distance carriers that provide dial around services that can be accessed through our payphones. The popularity of these services is increasing, and the use of these services reduces the fees we receive for long distance calls placed from our phones.

THERE IS NO PUBLIC MARKET FOR OUR COMMON STOCK.

Our common stock currently is not publicly traded. However, a trading market for the shares may develop in the future. If a public market does develop the public market will establish trading prices for our common stock. An active public market for our common stock may not develop or be sustained.

WE DO NOT INTEND TO PAY DIVIDENDS ON OUR COMMON STOCK.

We have never declared or paid any cash dividend on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant. Shareholders must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. If our common stock does not appreciate in value, or if our common stock loses value, our stockholder may lose some or all of their investment in our shares.

ITEM 2.	PROPERTIES.

Our principal administrative, sales, marketing, product development and support facilities are located at 7325 Oswego Road, Liverpool. N.Y. and comprise approximately 3,000 square feet. We occupy these premises to a three year lease, the term of which expires on December 31,2009. The fixed rent is approximately $5,000 per month plus utilities.

ITEM 3.	LEGAL PROCEEDINGS.

Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANTS RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	MARKET INFORMATION. The Company's common stock is not trading on any public trading market or stock exchange.

(b)	HOLDERS. As of December 31, 2008, there were approximately 257 record holders of 4,963,226 shares of the Company's common stock.

(c)
DIVIDEND POLICY. We have not declared or paid any cash dividends on our common stock and we do not intend to declare or pay any cash dividend in the foreseeable future.  The payment of dividends, if any, is within the discretion of our Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as our Board of Directors may consider.

(d)	SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. We have not authorized the issuance of any of our securities in connection with any form of equity compensation plan.

(e)	RECENT SALE OF UNREGISTERED SECURITIES. During the year ended December 31, 2008, we did not have any sales of securities that were not registered under the Securities Act of 1933, as amended.

ITEM 6.	SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

	discuss our future expectations;

	contain projections of our future results of operations or of our financial condition; and

	state other "forward-looking" information.

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

TWELVE MONTHS ENDED DECEMBER 31, 2008 COMPARED WITH TWELVE MONTHS ENDED DECEMBER 31, 2007

Revenue

Our total revenue decreased by $12,691 or approximately 8.2%, from $155,293 in the twelve months ended December 31, 2007 to $142,602 in the twelve months ended December 31, 2008.  This decrease was primarily attributable to a decrease in commission revenue. As well as a reduced number of payphones coupled with increased competition from wireless communication service.

Our commissions decreased by $1,196 or approximately 4.70%, from $25,422 in the twelve months ended December 31, 2007 to $24,226 in the twelve months ended December 31, 2008. This decrease was primarily attributable to a lower volume of payphones in our network.

Our coin call revenue increased by $1,121 or approximately 3.1%, from $36,200 in the twelve months ended December 31, 2007 to $37, 321 in the twelve months ended December 31, 2008.  The increase in coin call revenue was primarily attributable to an increase in number of phone calls made.

Our non-coin call revenue, which consists primarily of dial-around revenue decreased $4,267 or approximately 6.74% from $63,319 in the twelve months ended December 31, 2007 to $59,052 in the twelve months ended December 31, 2008.  This decrease was primarily attributed to a lower volume of toll free calling (ex. 1-800,1-888,1-877,1-866 calls in this quarter.

Service and Repair Sales decreased by $8,348 or approximately 27.5% to $22,003 for the twelve months ended December 31, 2008 from $30,351 for the same period in 2007. This decrease is due to less payphones to repair and service because the number of payphones have decreased, the number of payphones breaking down and requiring repair is consequently less.

For the twelve months ended December 31, 2008, we have a total of 164 company-owned payphones. We only receive service revenue for company-owned payphones and repair revenue for privately-owned payphones. Some privately-owned payphones represent unprofitable locations that we previously owned but have since sold to the site owner.

Cost of Revenue

Our overall cost of sales decreased by $32,107 or approximately 44.44%, from $72,252  in the twelve months ended December 31, 2007 to $40,145  in the twelve months ended December 31, 2008.  This decrease in our overall cost is primarily due to less depreciation being recorded due to our assets being fully amortized.

Our telecommunication costs decreased by $28,899 or approximately 51.25% from $56,387 in the twelve months ending December 31, 2007 to $27,488 for the twelve months ending December 31, 2008. This was due to some new payphones being installed in new locations.  This increase has been offset somewhat by our strategy to remove unprofitable payphones, resulting in lower revenue and commissions and also, lower telecommunication costs.

Our ongoing strategy is to identify and remove unprofitable payphones. Once a low revenue payphone is identified, we offer the site owner an opportunity to purchase the equipment. If the site owner does not purchase the payphone, we remove it from the site

Our contractor’s fees decreased by $2,234 or approximately 100% to $0 in the twelve months ending December 31, 2008 from $2,234 for the twelve months ending December 31, 2007. This decrease is due to the decrease in our use of outside contractors.

Depreciation expense decreased by $12,401or approximately 94.99% to $654 in the twelve months ending December 31, 2008 from $13,055  for the twelve months ending December 31, 2007. This decrease is due to certain assets being fully depreciated and our on going strategy of identifying unprofitable payphones, and selling them to the site owners.  Once a payphone is sold to the site owner, it is removed from our assets and depreciation schedules.  We own telephone equipment and motor vehicles, which provide a service for a number of years.  The term of service is commonly referred to as the “useful life” of the asset.  Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired.  A portion of the cost of the long-lived asset is reported as an expense during the cost of an asset to expense over its life in a rational and systematic manner.

Our cost of sales for repairs and service supplies decreased in the twelve months ending December 31, 2008 by $242 or approximately 100% to $0 from $242 for the twelve months ending December 31, 2007.  This decrease in repairs and service cost is a direct result of using less material to repair phones.

Our cost of sales for travel decreased in the twelve months ending December 31, 2008 by $1,245or approximately 63.49% to $0 from $1,961 for the twelve months ending December 31, 2007.  This decrease in travel cost is a direct result of having to travel less to repair phones.

Operating Expenses

Operating expenses increased by $10,698 or approximately 6.17% to $184,049 for the twelve months ended December 31, 2008 compared to $173,351 for the same period in 2007. This was due to the fees we pay our accountants and attorneys for performing they’re services.

Salaries and related payroll taxes increased by $11,480 or approximately 0.37% to $49,284 for the twelve months ended December 31, 2008 compared to $37,804 for the same period in 2007. This increase is due to employee taking payroll on a regular basis.

Our insurance expense decreased by $3,526 or approximately 34.43% to $6,715 for the twelve months ended December 31, 2008 compared to $10,241 for the same period in 2007.  This decrease was due to decreases in premiums.

Rent remained the same at $60,000 for the twelve months ended December 31, 2008 compared to $60,000 for the same period in 2007.

Professional fees increased by $48,864 or approximately 584.47% to $48,864 for the twelve months ended December 31, 2008 compared to $7,139 for the same period in 2007.  These are fees we pay to accountants and attorneys throughout the year for performing various tasks.

Bad debt expense decreased by $44,320 or approximately 100% to $0 for the twelve months ended December 31, 2008 compared to $44,320 for the same period in 2007.  These were receivables written off that were deemed uncollectible.

Our telephone, utilities, office, and vehicle expenses, together account for a increase of $5,759 or approximately 52% from $16,883 for the twelve months ended December 31, 2008 compared to $11,124 for the same period in 2007.

Interest Expense

Interest expense, net, increased $982 or approximately 3.57% for the twelve months ended December 31, 2008 to $28,511 from $27,529 for the twelve months ended December 31, 2007. This decrease was due to less interest-rate debt.

Net Loss from Operations

We had net loss of $98,719 for the twelve months ended December 31, 2008 as compared to a net loss after taxes of $76,756 for the twelve months ended December 31, 2007. This decrease was primarily due to a increase in operating expenses for the year ended December 31, 2008. The increases were related to rent and professional fees, this will remain consistent in future years.

LIQUIDITY AND CAPITAL RESOURCES

December 31, 2008 Compared with December 31, 2007

Our primary liquidity and capital resource needs are to finance the costs of our operations, to make capital expenditure.

As of December 31, 2008, we had $0 cash on hand, compared to $0 as of December 31, 2007.

We believe that we will continue to need investing and financing activities to fund operations.

Net cash used in operating activities was $121,559 during the twelve-month period ended December 31, 2008, mainly representative of the net loss incurred during 2008.  Cash was used in operations. This compares to net cash used in operating activities of $85,787 for the twelve-month period ended December 31, 2007 which resulted from a decrease in accounts payable and related party The Company used cash to pay down AP and Related party payables.

Net cash provided by investing activities was $0 during twelve-month period ended  31, 2008. This compares to net cash provided by investing activities of $34,233 for the twelve-month period ended December 31, 2007, mainly representing the proceeds received from the sale of telephone equipment.

Net cash provided by financial activities was $21,559 during twelve-month period ended December 31, 2008, mainly representing the proceeds from notes and related party payables.  This compares to net cash used by financing activities of $58,095 the twelve-month period ended December 31, 2007 due to payments on notes and related party payables.

Our expenses to date are largely due to rents for the office space and the cost of sales for telephone communication costs.

We believe that our results of financing activities will provide us with the necessary funds to satisfy our liquidity needs for the next 6 months. To the extent that such funds are insufficient, our principal stockholder has agreed to fund our operations for the next twelve-month period and beyond in the form of a loan or loans.  However, there is no formal agreement with our principal stockholder, Greenwich Holdings LLC in writing or otherwise to do so and accordingly may not be enforced against Greenwich Holdings, Inc. in the event that it decides not to continue to fund the Company.

Working Capital

As of December 31, 2008, we had total assets of $47,596 and total liabilities of $566,655, which result in working deficit of $(519,059) as compared to total assets of $35,045 and total liabilities of $542,685 resulting in a working deficit of $(507,640) as of December 31, 2007.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Datone, Inc.
-:-

FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND DECEMBER 31, 2007

CONTENTS

Page

Balance Sheets
December 31, 2008 and December 31, 2007	19

Statements of Operations
For the Years Ended December 31, 2008 and 2007	20

Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007	22

Notes to Financial Statements	23

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Datone, Inc.

We have audited the accompanying balance sheets of Datone, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Datone, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 10 to the financial statements, the Company has sustained substantial losses in recent years, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 10.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
March 31, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

DATONE, INC.
BALANCE SHEETS

	December 31,
	2008	2007
CURRENT ASSETS
Cash	$-	$-
Commissions and Sales Receivable, Net	30,503	17,261
Prepaid Expenses and Other Current Assets	-	35

TOTAL CURRENT ASSETS	30,503	17,296

EQUIPMENT
Telephone and Office Equipment	1,459,765	1,459,765
Vehicle	71,274	71,274
	1,531,039	1,531,039
Less: Accumulated Depreciation	(1,525,371)	(1,524,716)

Net Equipment	5,668	6,323
Inventory	-	11,425

TOTAL ASSETS	$36,171	$35,044

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$148,447	$172,285
Bank Overdraft	8,313	3,540
Current Portion of Long-Term Debt	2,245	3,246
Accrued Expenses	64,570	51,019
Related Party Notes	38,731	66,000

TOTAL CURRENT LIABILITIES	262,306	296,090

TOTAL LONG-TERM DEBT	304,349	246,594

TOTAL LIABILITIES	566,655	542,684

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, .0001 par value 100,000,000 shares
authorized, 4,963,226 shares issued and outstanding at
December 31, 2008 and 2007	496	496
Additional Paid in Capital	1,727,460	1,640,160
Accumulated Deficit	(2,258,440)	(2,148,296)

TOTAL STOCKHOLDERS' EQUITY	(530,484)	(507,640)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$36,171	$35,044

The accompanying notes are an integral part of these statements.

DATONE, INC.
STATEMENTS OF OPERATIONS

	For The Years Ended
	December 31,
	2008	2007

SALES	$142,602	$155,293

Cost of Sales	38,932	60,843
Depreciation	654	13,055
Total Cost of Sales	39,586	73,898

Gross Profit (Loss)	103,016	81,395

GENERAL AND ADMINISTRATIVE EXPENSES	184,649	127,172

Operating Loss	(81,633)	(45,777)

OTHER INCOME (EXPENSE)
Other Income	-	6,911
Gain (Loss) on Sale of Equipment	-	34,233
Bad Debt Expense	-	(44,534)
Other Expense	-	(60)
Interest Expense	(28,511)	(27,529)
Total Other Income (Expense)	(28,511)	(30,979)

NET LOSS	$(110,144)	$(76,756)

Net Loss per Common Share	$(0.02)	$(0.02)

Weighted Common Shares Outstanding	4,963,226	4,963,226

The accompanying notes are an integral part of these statements.

DATONE, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional		Total
	Common Stock		Paid	Retained	Stockholders'
	Shares	Amount	In Capital	Earnings	Equity (Deficit)

Balance at December 31, 2006 , Restated	4,963,226	496	1,580,830	(2,071,540)	(490,214)
					-
Contributions	-	-	59,330	-	59,330
Net Loss	-	-	-	(76,756)	(76,756)

Balance at December 31, 2007, Restated	4,963,226	496	$1,640,160	$(2,148,296)	$(507,640)

Contributions			$87,300		$87,300
Net Loss				$(110,144)	$(110,144)

Balance at December 31, 2008	4,963,226	496	$1,727,460	$(2,258,440)	$(530,484)

The accompanying notes are an integral part of these statements.

DATONE, INC.
STATEMENTS OF CASH FLOWS

	For The Years Ended
	December 31,
	2008	2007

Operating Activities:
Net Loss	$(110,144)	$(76,756)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation Expense	654	13,055
(Gain) Loss on Sale of Equipment	-	(34,233)
(Increase) Decrease in Commission and Sales Receivables	(13,242)	29,795
(Increase) Decrease in Inventory	11,425	496
(Increase) Decrease in Prepaid Expense	35	4,906
Increase (Decrease) in Accounts Payable	(23,838)	(32,170)
Increase (Decrease) in Accrued Expenses	13,551	26,483
Increase (Decrease) in Related Party Payable	-	(17,363)

Net cash used in operating activities	(121,559)	(85,787)

Investing Activities:
Purchase of Equipment	-	(6,541)
Proceeds from Sale of Equipment	-	34,233

Net cash provided by investing activities	-	27,692

Financing Activities:
Proceeds from Additional Paid in Capital	21,300	59,330
Proceeds from (Payments on) Bank Overdraft	4,773	(395)
Proceeds from Long-Term Debt	60,000	59,541
Payments on Long-Term Debt	(3,245)	(49,905)
Proceeds from (Payments on) Related Party Note	38,731	(10,476)

Net cash provided by financing activities	121,559	58,095

Net Increase (Decrease) in cash	-	-

Cash - Beginning of Period	0	0

Cash - End of Period	$-	$-

Supplemental Disclosures of Cash Flow Information:
Cash Paid During The Period For:
Interest	$6,798	$5,242

The accompanying notes are an integral part of these statements.

DATONE, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND DECEMBER 31, 2007

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

The Company maintains cash balances with a financial institution insured by the Federal Deposit Insurance Corporation up to $250,000 and $100,000 for the years ended December 31, 2008 and 2007, respectively. There are no uninsured balances at December 31, 2008 and 2007.

Statement of Cash Flows

The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents for purposes of classification in the balance sheets and statement of cash flows. Cash and Cash equivalents consists of cash in bank (checking) accounts. Supplemental disclosures of cash flow information are as follows:

Non-cash transactions for the year ended December 31, 2008 include the following:

The Company converted a note payable of $66,000 to additional paid-in capital.

DATONE, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND DECEMBER 31, 2007

Note 1.   Nature of Business and Summary of Significant Accounting Policies - Continued

Equipment and Depreciation

Equipment is stated at cost. Depreciation is calculated on a straight-line basis over the useful lives of the related assets, which range from five to seven years.

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

Dial around revenues are generated from calls to gain access to a different long distance carrier than is already programmed into the phone. GAAP (SAB No. 101) requires the Company to recognize revenue when earned. In the past, the Company was recording the revenue when the money was wire deposited into the bank account. The Company is now recording a monthly accrual and adjusting the revenue to actual on a quarterly basis. The revenue is estimated monthly, based on prior quarter’s actual receipts. The Company uses prior quarter receipts as estimates because there has not been a significant change to total payphones in the previous few quarters. Also, historical figures have shown the revenue earned is not far different than estimates made.  Revenues on commissions, phone card sales, and telephone equipment repairs and service are recognized when the services are provided.

The proceeds from the sales of pay telephones and other equipment are excluded from revenues and reported as other income.

DATONE, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND DECEMBER 31, 2007

Note 2.   Inventory

Inventory is valued at the lower of cost, determined on the first-in, first-out basis (FIFO), or market value. At December 31, 2008 and December 31, 2007 inventory consists of the following:

	2008	2007
Parts and Accessories	$0	$11,425

Note 3.   Commissions and Sales Receivable

Commissions and Sales Receivable consists of the following at December 31, 2008 and December 31, 2007:

	2008	2007
Commissions Receivable	$27,603	$16,146
Sales Receivable	2,900	1,115
	$30,503	$17,261

Note 4.   Related Party Note

The Company has five notes payable with Joseph Passalaqua.  The notes are due on demand and carry interest ranging from 10% to 18%. The outstanding principal on the notes are $36,000 at December 31, 2008.  The accrued interest was approximately $2,700 as of December 31, 2008.

As of December 31, 2007 the Company had payables due to USIP.Com, Inc., in the amount of $66,000. As of December 31, 2008 the outstanding balance was converted to additional paid-in capital.

The Company has rents payable to a related party in the amount of $299,503 and $239,503 as of December 31, 2008 and December 31, 2007, respectively.

DATONE, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND DECEMBER 31, 2007

Note 5.   Commitments

The Company leases office space under an operating lease expiring in December 2009. Rent expense for the period ended December 31, 2008 amounted to $60,000.

The minimum future rental payments under the operating lease at December 31, 2008 are as follows:

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

Net deferred tax assets consist of the following components as of:

	2008	2007
Deferred tax assets
NOL Carryover	(932,394)	(882,587)
Valuation Allowance	932,394	828,587
Net deferred tax assets	-	-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations:

	2008	2007
Book Income	(98,719)	(76,757)
Valuation Allowance	98,719	76,757
	-	-

DATONE, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND DECEMBER 31, 2007

Note 7.   Income Taxes - Continued

At December 31, 2008, the Company had net operating loss carry forwards of approximately $2,110,047 that may be offset against future taxable income through 2027. No tax benefit has been reported in the December 31, 2008, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

DATONE, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND DECEMBER 31, 2007

Note 9.   Long-Term Debt

Long-term debt consists of the following at December 31,:

	2008	2007

Note Payable to bank in monthly installments of $261, including interest at 4.5%, through August 2009.	$2,246	$5,492

Note payable to Calloway Properties bears interest at 10%	299,503	239,503

Note payable to Key Bank bears interest at 9.25% and is due on demand.	4,845	4,845

	306,594	249,840
Less: Current portion	(2,246)	(3,246)

Total	$304,348	$246,594

Note 10.   Going Concern Considerations

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates the Company as a going concern.  However, the Company has sustained substantial operating losses in recent years.  The company has a current ratio of .135 for the period ended December 31, 2008, and has a deficit in stockholders’ equity.   The Companies ability to continue as a going concern is dependent upon obtaining the additional capital as well as additional revenue to be successful in its planned activity.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.

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
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND DECEMBER 31, 2007

Note 11.   Pro Forma Earnings Per Share

The following table outlines what the pro forma earnings per share will be based on the shares of Datone, Inc. that will be distributed in the spin-off transaction.

	For the Year ended December 31,	For the Year ended December 31,
	2008	2007

Net Income (Loss)	$(98,719)	$(76,756)
Shares	4,963,226	4,963,226

EPS	$0.03	$0.02

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by Rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

MANAGEMENT

The following persons shall serve in the following capacities for one year or until their respective successors are elected and qualified:

Name	Age	Position
Craig H. Burton	46	President and Director
Joseph J. Passalaqua	36	Secretary and Director

Craig Burton, is the Chief Executive Officer and a Director of Datone, Inc. He has held these positions since August, 2000. Mr. Burton attended the University of South Carolina-Coastal and was a licensed real estate agent in the State of New York. He began working in marketing for a long distance carrier in 1996 and in 1999, Mr. Burton became Director of Marketing for Datone Communications, Inc., an owner of payphones and distributor of prepaid calling cards. Datone was acquired by USIP in January, 2000. Mr. Burton served as President and a director of USIP.Com from January 2000-2006. Additionally, Mr. Burton was secretary and director of NB Telecom, Inc. from December 2005-2008.

Joseph Passalaqua, is our secretary and director since August 2000. Since 1999, Mr. Passalaqua has worked as a trainer at Sports Karate and fitness training company located in Cicero, New York. Mr. Passalaqua is a high school graduate.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company's review of the copies of the forms received by it during the fiscal year ended December 31, 2008 and representations that no other reports were required, the Company believes that no persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's common stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because our stock is not trading and we are not a member of any exchange that would require such a code.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

Our Board of Directors acts as our audit committee. We do not have a qualified financial expert at this time, because we have not been able to hire a qualified candidate. Further, we believe that we have inadequate financial resources at this time to hire such an expert.

ITEM 11.     EXECUTIVE COMPENSATION

The following is a summary of the compensation paid to our executive officers for the two years ending December 31, 2008.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total ($)
Craig Burton	2007	$40,040	$0	$0	$0	0	$0	$0	$_______
President	2008	$40,040	$0	$0	$0	0	$0	$0	$_______

Joseph Passalaqua	2007	$0	$0	$0	$0	0	$0	$0	$0
Secretary	2008	$0	$0	$0	$0	0	$0	$0	$0

(1)	As of December 31,2008, we owe Mr. Burton approximately $56,346 in unpaid and accrued salary.

(2)	As of January 2006, Mr. Passalaqua ceased working for us on a full-time basis despite retaining his position as secretary. He presently works for us on a as needed basis.

The following is a summary of all options, unvested stock and equity incentive plans for our Executive Officers for the year ending December 31, 2008.

	OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Un-Exercised Options Un-Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Craig Burton	0	0	0	N/A	N/A	0	0	0	0
Joseph Passalaqua	0	0	0	N/A	N/A	0	0	0	0

The following is a summary of the compensation paid to our Directors for the period ending December 31, 2008.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Craig Burton	0	0	0	0	0	0	0
Joseph Passalaqua	0	0	0	0	0	0	0
	0	0	0	0	0	0	0

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2008 by: (i) each person known by us to beneficially own 5% or more of our outstanding shares of common stock, (ii) each of our executive officers and directors, and (iii) all of our executive officers and directors as a group. Except as otherwise indicated, all Shares are beneficially owned, and investment and voting power is held by, the persons named as owners.

Name and Address of Beneficial Owner	Amount and Nature of Common Stock Beneficially Owned Before Spinoff	Percentage Ownership of Common Stock(1)

Craig Burton	115,000	2.3%
Greenwich Holdings, LLC (2)	3,656,013	73.6%
Joseph J. Passalaqua	120,000	2.4%
All Officers and Directors as a Group (3 persons)	235,000	4.7%
____________________

(1)	Based on 4,963,226 shares of common stock outstanding as of December 31, 2008.

(2)	Greenwich Holdings, LLC is a New York limited liability company that is owned by Joseph Passalaqua, a resident of Liverpool, New York.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPDENCE.

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

We became a reporting Company when our registration statement became effective on  November 13, 2008. Moore & Associates is the Company's independent registered public accountant.

Audit Fees

The aggregate fees billed by Moore & Assoc. for professional services rendered for the audits of our annual financial statements and reviews of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $15,000 for the fiscal year ended December 31, 2008.

Audit-Related Fees

The aggregate fees billed by Moore & Assoc. for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements were $15,000  for the fiscal year ended December 31, 2008.

Tax Fees

The aggregate fees billed  for professional services for tax compliance, tax advice and tax planning were $0 for the fiscal year ended December 31, 2008.

All Other Fees

The aggregate fees billed by Moore & Assoc. for other products and services were $0 for the fiscal year ending December 31, 2008.

Pre-approval Policy

We do not currently have a standing audit committee. The services described above were approved by our Board of Directors.

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Exhibits

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	Amended and Restated Certificate of Incorporation

*3.3	By-laws

*4.0	Stock Certificate

31.1
Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-K for the year ended December 31, 2008.

31.2
Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-K for the year ended December 31, 2008.

32.1	Certification of the Company's Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company's Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
______________________________________
*	Filed as an exhibit to the Company's registration statement on Form 10- SB, as filed with the Securities and Exchange Commission on February 1, 2008, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATONE , INC.

Dated: April 3, 2009	By:	/s/ Craig Burton
	Name:	Craig Burton
	Title:	President, Chief Executive Officer and Director

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Craig Burton	President, Chief Executive Officer and Director	April 3, 2009
Craig Burton

/s/ Joseph J Passalaqua	Secretary, Principal Financial Officer and Director	April 3, 2009
Joseph J Passalaqua