Form 10-Q
period 2009-03-31
Datone, Inc
filed 2009-05-20
CIK 1377256

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  4,963,226 shares of $.0001 par value common stock outstanding as of  March 31, 2009.

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

PART I – FINANCIAL INFORMATION:

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

DATONE, INC.
BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unadited)
CURRENT ASSETS
Cash	$-	$-
Commissions and Sales Receivable, Net	17,038	30,503
Prepaid Expenses and Other Current Assets	-	-

TOTAL CURRENT ASSETS	17,038	30,503

EQUIPMENT
Telephone and Office Equipment	1,459,765	1,459,765
Vehicle	71,274	71,274
	1,531,039	1,531,039
Less: Accumulated Depreciation	(1,525,535)	(1,525,371)

Net Equipment	5,504	5,668
Inventory	-	-

TOTAL ASSETS	$22,542	$36,171

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$147,759	$148,447
Bank Overdraft	9,081	8,313
Current Portion of Long-Term Debt	1,412	2,245
Accrued Expenses	63,681	64,570
Related Party Notes	45,641	38,731

TOTAL CURRENT LIABILITIES	267,574	262,306

TOTAL LONG-TERM DEBT	319,348	304,349

TOTAL LIABILITIES	586,922	566,655

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, .0001 par value 100,000,000 shares
authorized, 4,963,226 shares issued and outstanding at
December 31, 2008 and 2007	496	496
Additional Paid in Capital	1,732,784	1,727,460
Accumulated Deficit	(2,297,660)	(2,258,440)

TOTAL STOCKHOLDERS' EQUITY	(564,380)	(530,484)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$22,542	$36,171

The accompanying notes are an integral part of these statements.

DATONE, INC.
STATEMENTS OF OPERATIONS

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2009	March 31, 2008
	(unaudited)

SALES	$18,690	$48,866

Cost of Sales	6,213	17,893
Depreciation	164	164
Total Cost of Sales	6,377	18,057

Gross Profit (Loss)	12,313	30,809

GENERAL AND ADMINISTRATIVE EXPENSES	44,163	42,090

Operating Loss	(31,850)	(11,281)

OTHER INCOME (EXPENSE)
Other Income	-	0
Gain (Loss) on Sale of Equipment	-	-
Bad Debt Expense	-	-
Other Expense	-	-
Interest Expense	(7,369)	(1,265)
Total Other Income (Expense)	(7,369)	(1,265)

NET LOSS BEFORE PROVISION	$(39,219)	$(12,546)

PROVISION FOR INCOME TAXES		60

NET INCOME (LOSS)	(39,219)	(12,606)

Net Loss per Common Share	$(0.01)	$(0.00)

Weighted Common Shares Outstanding	4,963,226	4,963,226

The accompanying notes are an integral part of these financial statements

DATONE, INC.
STATEMENTS OF CASH FLOWS

	For The Three	For The Three
	Months Ended	Months Ended
	March 31,	March 31,
	2009	2008
	(unaudited)

Operating Activities:
Net Loss	$(39,219)	$(12,606)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation Expense	164	164
(Gain) Loss on Sale of Equipment	-	-
(Increase) Decrease in Commission and Sales Receivables	13,465	(14,209)
(Increase) Decrease in Inventory	-	-
(Increase) Decrease in Prepaid Expense	-	17
Increase (Decrease) in Accounts Payable	(688)	851
Increase (Decrease) in Accrued Expenses	(889)	2,342
Increase (Decrease) in Related Party Payable	-	-

Net cash used in operating activities	(27,167)	(23,441)

Investing Activities:
Purchase of Equipment	-
Proceeds from Sale of Equipment	-

Net cash provided by investing activities	-	-

Financing Activities:
Proceeds from Additional Paid in Capital	21,300
Distributions		(900)
Proceeds from (Payments on) Bank Overdraft	768	56
Proceeds from Long-Term Debt	60,000
Proceeds from (Payments on) Related Party Note	(3,245)	10,083
Proceeds (Payments) on Notes Payable	38,731	14,202

Net cash provided by financing activities	117,554	23,441

Net Increase (Decrease) in cash	90,387	-

Cash - Beginning of Period	0	0

Cash - End of Period	$90,387	$-

Supplemental Disclosures of Cash Flow Information:
Cash Paid During The Period For:
Interest	$6,798	$(1,265)

The accompanying notes are an integral part of these financial statements.

DATONE, INC.
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2009 AND December 31, 2008

Note 1.   Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Datone, Inc. is currently a provider of both privately owned and company owned payphones (COCOT’s) and stations in New York. The Company receives revenues from the collection of the payphone coinage, a portion of usage of service from each payphone and a percentage of long distance calls placed from each payphone from the telecommunications service providers. In addition, the Company also receives revenues from the service and repair of privately owned payphones, sales of payphone units.

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

Concentrations of Credit Risk

The Company’s payphones are located primarily in New York and usage of those phones may be affected by economic conditions in those areas.  The company has experienced about a 30% drop in revenue’s, due to increased competition from other payphone providers and increase usage of wireless communications.

The Company maintains cash balances with a financial institution insured by the Federal Deposit Insurance Corporation up to $250,000. There are no uninsured balances at March 31, 2009.

Cash and Cash Equivalents
The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents for purposes of classification in the balance sheets and statement of cash flows. Cash and Cash equivalents consists of cash in bank (checking) accounts.

DATONE, INC.
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2009 AND December 31, 2008

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

Revenue Recognition

The Company derives its primary revenue from the sources described below, which includes dial around revenues, coin collections, and telephone equipment repairs and service

Dial around revenues are generated from calls to gain access to a different long distance carrier than is already programmed into the phone. GAAP (SAB No. 101) requires the Company to recognize revenue when earned. In the past, the Company was recording the revenue when the money was wire deposited into the bank account. The Company is now recording a monthly accrual and adjusting the revenue to actual on a quarterly basis. The revenue is estimated monthly, based on prior quarter’s actual receipts. The Company uses prior quarter receipts as estimates because there has not been a significant change to total payphones in the previous few quarters. Also, historical figures have shown the revenue earned is not far different than estimates made.  Revenues on commissions, and telephone equipment repairs and service are recognized when the services are provided.

The proceeds from the sales of pay telephones and other equipment are excluded from revenues and reported as other income.

DATONE, INC.
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2009 AND December 31, 2008

Note 2.   Inventory

Inventory is valued at the lower of cost, determined on the first-in, first-out basis (FIFO), or market value. At March 31, 2009 and December 31, 2008 inventory consists of the following:

	2009	2008
Parts and Accessories	$0	$0

Note 3.   Commissions and Sales Receivable

Commissions and Sales Receivable consists of the following at March 31, 2009 and December 31, 2008:

	2009	2008
Commissions Receivable	$15,000	$27,603
Sales Receivable	2,038	2,900
	$17,038	$30,503

Note 4.  Related Party Note

The Company has five notes payable with Joseph Passalaqua.  The notes are due on demand and carry interest ranging from 10% to 18%. The outstanding principal on the notes are $41,000 at March 31, 2008.  The accrued interest was approximately $4,640 as of March 31, 2008.

The Company has rents payable to a related party in the amount of $314,503 and $299,503 as of March 31, 2009 and December 31, 2008, respectively.

Note 5.  Commitments

The Company leases office space under an operating lease expiring in December 2009. Rent expense for the period ended March 31, 2009 amounted to $15,000.

The minimum future rental payments under the operating lease at December 31, 2009 are as follows:

2009	$60,000

DATONE, INC.
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2009 AND December 31, 2008

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
March 31, 2009 AND December 31, 2008

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

DATONE, INC.
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2009 AND December 31, 2008

Note 9.  Long-Term Debt

Long-term debt consists of the following at December 31,:

	2009	2008

Note Payable to bank in monthly installments of $261, including interest at 4.5%, through August 2009.	$1,412	$2,246

Note payable to Calloway Properties bears interest at 10%	314,503	299,503

Note payable to Key Bank bears interest at 9.25% and is due on demand.	4,845	4,845

	320,760	306,594
Less: Current portion	(1,412)	(2,246)

Total	$319,348	$304,349

DATONE, INC.
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2009 AND December 31, 2008

Note 10.  Going Concern Considerations

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates the Company as a going concern.  However, the Company has sustained substantial operating losses in recent years.  The company has a current ratio of .07 for the period ended March 31, 2009, and has a deficit in stockholders’ equity.   The Companies ability to continue as a going concern is dependent upon obtaining the additional capital as well as additional revenue to be successful in its planned activity.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.

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

	For the Period ended March 31,	For the Year ended December 31,
	2009	2008

Net Income (Loss)	$(31,850)	$(98,719)
Shares	4,963,226	4,963,226

EPS	$0.01	$0.03

Item 2. Managements Discussion and Analysis of Financial Condition and Results of  Operations.

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

♦	discuss our future expectations;

♦	contain projections of our future results of operations or of our financial condition; and

♦	state other "forward-looking" information.

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

Organization and Basis of Presentation

Datone, Inc. is currently a provider of both privately owned and company owned payphones (COCOT’s) and stations in New York. The Company receives revenues from the collection of the payphone coinage, a portion of usage of service from each payphone and a percentage of long distance calls placed from each payphone from the telecommunications service providers. In addition, the Company also receives revenues from the service and repair of privately owned payphones, sales of payphone units .

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

Revenue Recognition Policies

The Company derives its primary revenue from the sources described below, which includes dial around revenues, coin collections, and telephone equipment repairs and sales. Other revenues generated by commissions.

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

THREE MONTHS ENDED MARCH 31, 2009 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2008

Revenue

Our total revenue decreased by $30,176 or approximately 61.72%, from $48,866 in the three months ended March 31, 2008 to $18,691 in the three months ended March 31, 2009.  This decrease was primarily attributable to a decrease in phone usage.

Our coin call revenue decreased by $1,510 or approximately 15.8%, from $9,510 in the three months ended March 31, 2008 to $8,000 in the three months ended March 31, 2009.  The decrease in coin call revenue was primarily attributable to the reduced number of payphones we operated coupled with the increased competition from wireless communication services. We reduced our network of payphones by approximately 15%.The decrease in the number of payphones will continue to decrease because of the growth in wireless communications. We do not anticipate seeing a change in this trend going forward.

Our non-coin call revenue, which consists primarily of dial-around revenue increased $2,400 or approximately 19.04% from $12,600 in the three months ended March 31, 2008 to $15,000 in the three months ended March 31, 2009.   This increase was primarily attributed to proper classification and recording of the dial around revenue.  There was no accrual before. The payments are received quarterly, so we accrue monthly now.

Service and Repair Sales increased by $573 or approximately 11.42% to $5,585 for the three months ended March 31, 2009 from $5,012 for the same period in 2008. This increase is due to increase sale of repair inventory.

Cost of Revenue

Our overall cost of sales decreased to $6,520 for the three months ending March 31, 2009 by $11,537 or approximately 66.1% from $18,057 for the three months ending March 31, 2008.  This decrease in our overall cost is primarily due to less depreciation being recorded due to our assets being fully amortized.

Our telecommunication costs decreased by $11,678 or approximately 66.1% from $17,666 in the three months ending March 31, 2009 to $5,988 for the three months ending March 31, 2008.   This decrease has been offset somewhat by our strategy to remove unprofitable payphones, resulting in lower revenue and commissions and also, lower telecommunication costs.

Our ongoing strategy is to identify and remove unprofitable payphones. Once a low revenue payphone is identified, we offer the site owner an opportunity to purchase the equipment. If the site owner does not purchase the payphone, we remove it from the site.

 Our contractor’s fees were unchanged for the periods $0 in the three months ending March 31, 2009 from $0 for the three months ending March 31, 2008.

Depreciation expense remained unchanged at $164 in the three months ending March 31, 2009 compared to  $164  for the three months ending March 31, 2008.

Our cost of sales for repairs and service supplies increased in the three months ending March 31, 2009 by $61 or approximately 6100% to $61 from $0 for the three months ending March 31, 2008.  This increase in repairs and service cost is a direct result of purchase of repair parts.

Our cost of sales for travel remained unchanged at 0 for the three months ending March 31, 2009 and the three months ending March 31, 2008 respectively.

Our commissions expense increased by $80 or approximately 35.2% to $307 in the three months ending March 31, 2009 from $227 for the three months ending March 31, 2008.

Operating Expenses

Operating expenses increased by $1,725 or approximately 4.09% from $43,875 for the three months ended March 31, 2009 compared to $42,150 for the same period in 2008.

 Salaries and related payroll taxes increased by $1,413 or approximately 16.56%  from $9,947 for the three months ended March 31, 2009 compared to $8,534 for the same period in 2007. This increase is due employee taking regularly scheduled payroll.

Our insurance expense decreased by $4,240 or approximately  80.87% to $1,003 for the three months ended March 31, 2009 compared to $5,243 for the same period in 2008.  This decrease was due to a change in insurance providers and premiums.

Rent was unchanged from $15,000 for the three months ended March 31, 2009 compared to $15,000 for the same period in 2008. This consistancy is due to a 3 year lease signed in 2007 .

Professional fees increased by $927 or approximately 8.28%   from $12,125 for the three months ended March 31, 2009 compared to $11,198 for the same period in 2008.  These are fees we pay to accountants and attorneys throughout the year for performing various tasks.

Our telephone, utilities, office, and vehicle expenses, together account for a increase of $2,374 or approximately 122%   from $4,324 for the three months ended March 31, 2009 compared to $1,950 for the same period in 2008.

Interest Expense

Interest expense, net, increased $2,636 or approximately 482.52%  for the three months ended March 31, 2009 to $7,369 from $1,265 for the three months ended March 31, 2008. This increase was due to recording imputed interest..

Net Loss from Operations

We had net loss of $39,219 for the three months ended March 31, 2009 as compared to a net loss before taxes of $12,606 for the three months ended March 31, 2008. This decrease was primarily due to a decrease in total sales and an increase in operating expenses for the three months ended March 31, 2009. The increases were related to rent and professional fees, this will remain the same in future years.

LIQUIDITY AND CAPITAL RESOURCES

March 31, 2009 Compared with March 31, 2008

Our primary liquidity and capital resource needs are to finance the costs of our operations, to make capital expenditure.

As of March 31, 2009, we had $0 cash on hand, compared to $0 as of March 31, 2008.

We believe that we will continue to need investing and financing activities to fund operations.

Net cash used in operating activities was $27,167 during the three-month period ended March  31, 2009, mainly representative of the net loss incurred during 2008  Cash was used in operations. This compares to net cash used in operating activities of $23,441 for the three-month period ended March 31, 2008 which resulted from a decrease in accounts payable  and related party notes.  The Company used cash to pay down AP and Related party payables.

Net cash provided by investing activities was $0 during three-month period ended March 31, 2009. This compares to net cash provided by investing activities of $0 for the three-month period ended March 31, 2008.

Net cash provided by financial activities was $23,441 during three-month period ended March 30, 2008, mainly representing the proceeds from notes and related party payables.  This compares to net cash used  by financing activities of $18,269 for the three-month period ended  March 31, 2009 due to payments on notes and related party payables.

Our expenses to date are largely due to rents for the office space and the cost of sales for telephone communication costs.

We believe that our results of financing activities will provide us with the necessary funds to satisfy our liquidity needs for the next 12 months. To the extent that such funds are insufficient, our principal stockholder has agreed to fund our operations for the next three-month period and beyond in the form of a loan or loans.  However, there is no formal agreement with our principal stockholder, Greenwich Holdings LLC in writing or otherwise to do so and accordingly, may not be enforced against Greenwich Holdings, Inc. in the event that it decides not to continue to fund the Company.

Working Capital

As of March 31, 2009, we had total assets of $22,542 and total liabilities of $586,922, which result in working deficit of $(564,380) as compared to total assets of $36,171 and total liabilities of $566,655 resulting in a working deficit of $(530,484) as of March 31, 2008.

Item 3.  Quantitive and Qualitative Disclosure About Market Risks.

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

Dated: May 19, 2009	DATONE, INC.
	By:	/s/ Craig Burton
Craig Burton
President, Chief Executive Officer