Form 10-Q
period 2009-06-30
Datone, Inc
filed 2009-08-07
CIK 1377256

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  4,963,226 shares of $.0001 par  value common stock outstanding as of  June 30, 2009.

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
(Do not check if a smaller reporting company)

INTERIM AND UNAUDITED FINANCIAL STATEMENTS INDEX

Datone, Inc.
-:-

FINANCIAL STATEMENTS

JUNE 30, 2009 AND DECEMBER 31, 2008
(UNAUDITED)

DATONE, INC.
BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$-	$-
Commissions and Sales Receivable, Net	16,667	30,503

TOTAL CURRENT ASSETS	16,667	30,503

EQUIPMENT
Telephone and Office Equipment	1,459,765	1,459,765
Vehicle	71,274	71,274
	1,531,039	1,531,039
Less: Accumulated Depreciation	(1,525,699)	(1,525,371)

Net Equipment	5,340	5,668

TOTAL ASSETS	$22,007	$36,171

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$142,828	$148,447
Bank Overdraft	7,508	8,313
Current Portion of Long-Term Debt	568	2,245
Accrued Expenses	70,344	64,570
Related Party Note	62,920	38,731

TOTAL CURRENT LIABILITIES	284,168	262,306

TOTAL LONG-TERM DEBT	334,348	304,349

TOTAL LIABILITIES	618,516	566,655

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, .0001 par value 100,000,000 shares authorized,
4,963,226 shares issued and outstanding at
June 30, 2009 and December 31, 2008	496	496
Additional Paid in Capital	1,738,109	1,727,460
Accumulated Deficit	(2,335,114)	(2,258,440)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(596,509)	(530,484)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,007	$36,171

The accompanying notes are an integral part of these financial statements.

DATONE, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the	For the	For the	For the
	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2009	2008	2009	2008

SALES	$24,275	$20,109	$42,966	$68,975

Depreciation	164	164	327	327
Cost of Sales	5,643	12,257	11,692	30,150
Total Cost of Sales	5,807	12,421	12,019	30,477

Gross Profit	18,468	7,688	30,947	38,498

OPERATING EXPENSES
Insurance	(518)	626	484	5,869
Payroll Wages and Taxes	11,605	18,125	21,552	26,659
Rent	15,000	15,000	30,000	30,000
General & Administrative	24,665	25,362	43,284	38,676
Total Operating Expenses	50,752	59,113	95,320	101,204

Operating Income (Loss)	(32,284)	(51,425)	(64,373)	(62,706)

OTHER INCOME (EXPENSE)
Other Expense	-	-	-	(60)
Interest Expense	(4,929)	(6,347)	(12,299)	(13,788)
Total Other Income (Expense)	(4,929)	(6,347)	(12,299)	(13,848)

NET LOSS BEFORE PROVISION	(37,213)	(57,772)	(76,672)	(76,554)

PROVISION FOR INCOME TAXES	-	-	-	0

NET LOSS	$(37,213)	$(57,772)	$(76,672)	$(76,554)

Net Loss per Common Share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted Common Shares Outstanding	4,963,226	4,963,226	4,963,226	4,963,226

The accompanying notes are an integral part of these financial statements.

DATONE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the	For the
	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2009	2008

Operating Activities:
Net Loss	$(76,672)	$(76,554)
Depreciation Expense	327	327
Imputed Interest	10,648	12,350
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Commission Receivables	13,836	(1,048)
(Increase) Decrease in Prepaid Expense		35
Increase (Decrease) in Accounts Payable	(5,619)	(614)
Increase (Decrease) in Accrued Expenses	5,774	9,518

Net cash used in operating activities	(51,706)	(55,986)

Financing Activities:
Bank Overdraft	(805)
Proceeds (Payments) on Related Party Note	24,189	27,592
Proceeds (Payments) on Notes Payable	28,322	28,394

Net cash provided by (used in) financing activities	51,706	55,986

Net Increase in Cash	-	-

Cash - Beginning of Period	-	-

Cash - End of Period	$-	$-

Supplemental Disclosures of Cash Flow Information:
Cash Paid During The Period For:
Interest	$(12,073)	$(6,161)

The accompanying notes are an integral part of these financial statements.

DATONE, INC.
JUNE 30, 2009
NOTES TO THE FINANCIAL STATEMENTS

Note 1.    Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Datone, Inc. is currently a provider of both privately owned and company owned payphones (COCOT’s) and stations in New York. The Company receives revenues from the collection of the payphone coinage, a portion of usage of service from each payphone and a percentage of long distance calls placed from each payphone from the telecommunications service providers. In addition, the Company also receives revenues from the service and repair of privately owned payphones, and sales of payphone units.

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

The Company maintains cash balances with a financial institution insured by the Federal Deposit Insurance Corporation which is unlimited as of June 30, 2009.  There are no uninsured balances at June 30, 2009.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents for purposes of classification in the balance sheets and statement of cash flows. Cash and Cash equivalents consists of cash in bank (checking) accounts.

DATONE, INC.
JUNE 30, 2009
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

Revenue Recognition

The Company derives its primary revenue from the sources described below, which includes dial around revenues, coin collections, and telephone equipment repairs and sales. Other revenues generated by the company include, and commissions.

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

DATONE, INC.
JUNE 30, 2009
NOTES TO THE FINANCIAL STATEMENTS

Note 2.    Commissions and Sales Receivable

Commissions and Sales Receivable consists of the following at June 30, 2009 and December 31, 2008:

	2009	2008
Commissions Receivable	$15,080	$27,603
Sales Receivable	1,587	2,900
	$16,667	30,503

Note 3.   Related Party Note

The Company has a three notes payable with Joseph Passalaqua.  The notes are due on demand and carry interest ranging from 10% to 18%. The outstanding principal on the notes are $56,000 and 36,000, at June 30, 2009 and December 31, 2008 respectively.  The accrued interest was $6920 as of June 30, 2009.

The Company has rents payable to a related party in the amount of $329,509 as of June 30, 2009.

Note 4.   Commitments

The Company leases office space under an operating lease expiring in December 2009. Rent expense for the period ended June 30, 2009 amounted to $30,000.

The minimum future rental payments under the operating lease at June 30, 2009 are as follows:

2009	$30,000

DATONE, INC.
JUNE 30, 2009
NOTES TO THE FINANCIAL STATEMENTS

Note 5.    Major Dial Around Compensation Providers (Commissions)

The Company received approximately 95% of total dial around and zero-plus compensation (commissions) from two providers.

Note 6.    Income Taxes

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

Net deferred tax assets consist of the following components as of:

	2008	2007
Deferred tax assets
NOL Carryover	(932,394)	(828,587)
Valuation Allowance	932,394	828,587
Net deferred tax assets	-	-

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
JUNE 30, 2009
NOTES TO THE FINANCIAL STATEMENTS

Note 7.  Uncertain Tax Provisions

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

DATONE, INC.
JUNE 30, 2009
NOTES TO THE FINANCIAL STATEMENTS

 Note 8.    Long-Term Debt

  Long-term debt consists of the following at June 30 and December 31, respectively:

	2009	2008

Note Payable to bank in monthly installments of $261, including interest at 4.5%, through August 2009.	$568	$2,246

Note payable to Callaway Properties with no repayment terms.	329,503	299,503

Note payable to Key Bank bears interest at 9.25% and is due on demand.	4,845	4,845

	334,916	306,594
Less: Current portion	(568)	(2,246)

Total	$334,348	$304,348

DATONE, INC.
JUNE 30, 2009
NOTES TO THE FINANCIAL STATEMENTS

Note 9.   Going Concern Considerations

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

Note 10.   Pro Forma Earnings Per Share

The following table outlines what the pro forma earnings per share will be based on the shares of Datone, Inc. that will be distributed in the spin-off transaction.

	For the Period ended June 30,	For the Year ended December 31,
	2009	2008

Net Income (Loss)	$(76,672)	$(110,144)
Shares	49,632,226	49,632,226

EPS	$0	$0

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

Organization and Basis of Presentation

Datone, Inc. is currently a provider of both privately owned and company owned payphones (COCOT’s) and stations in New York. The Company receives revenues from the collection of the payphone coinage, a portion of usage of service from each payphone and a percentage of long distance calls placed from each payphone from the telecommunications service providers. In addition, the Company also receives revenues from the service and repair of privately owned payphones,and sales of payphone units.

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

Revenue Recognition Policies

The Company derives its primary revenue from the sources described below, which includes dial around revenues, coin collections, and telephone equipment repairs and sales. Other revenues generated by the company include commissions.

Dial around revenues are generated from calls to gain access to a different long distance carrier than is already programmed into the phone. Revenues from dial around calls are recorded based upon estimates until the coin collection revenues are generated when callers deposit coins into the phones to make calls. Coin revenues are recorded in an amount equal to the coins collected.  Revenues on commissions, and telephone equipment repairs and sales are realized when the services are provided.

SIX MONTHS ENDED JUNE 30, 2009 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2008

Revenue

Our total revenue decreased by $22,634 or approximately 32.81%, from $68,975 in the six months ended June 30, 2008 to $46,341 in the six months ended June 30, 2009.  This decrease was primarily attributable to a decrease in commission revenue. As well as a reduced number of payphones coupled with increased competition from wireless communication service.

Our commissions decreased by $11,595 or approximately 227.98%, from $5,086 in the six months ended June 30, 2008 to ($6,509) in the six months ended June 30, 2009. This decrease was primarily attributable to a lower volume of payphones in our network.

Our coin call revenue decreased by $4,441 or approximately 22.74%, from $19,531 in the six months ended June 30, 2008 to $15,090 in the six months ended June 30, 2009.  The decrease in coin call revenue was primarily attributable to a reduced number of payhones in the network.

Our non-coin call revenue, which consists primarily of dial-around revenue decreased $6,534 or approximately 19.27% from $33,900 in the six months ended June 30, 2008 to $27,366 in the six months ended June 30, 2009.   This decrease was primarily attributed to a lower volume of toll free calling (ex. 1-800,1-888,1-877,1-866 calls in this quarter.

Service and Repair Sales decreased by $64 or approximately 0.61% to $10,394 for the six months ended June 30, 2009 from $10,458 for the same period in 2008. This decrease is due to less payphones to repair and service because the number of payphones have decreased, the number of payphones breaking down and requiring repair is consequently less.  We only receive service revenue for company-owned payphones and repair revenue for privately-owned payphones. Some privately-owned payphones represent unprofitable locations that we previously owned but have since sold to the site owner.

Cost of Revenue

Our overall cost of sales decreased by $18,458 or approximately 60.56%, from $30,477 in the six months ended June 30, 2008 to $12,019 in the six months ended June 30, 2009.  This decrease in our overall cost is primarily a decrease in telecommunication costs.

Our telecommunication costs decreased by $19,794 or approximately 66.99% from $29,547 in the six months ending June 30, 2008 to $9,753 for the six months ending June 30, 2009.  Our ongoing strategy is to identify and remove unprofitable payphones. Once a low revenue payphone is identified, we offer the site owner an opportunity to purchase the equipment. If the site owner does not purchase the payphone, we remove it from the site, which is evidenced by our decreased telecommunication costs as a result of removing phones for the six months ended June 30, 2009 over the same period in 2008.  At the same time, our plan is to continue to look out for ideal locations with high traffic to install our payphones.

Depreciation expense remained constant at $327 in the six months ending June 30, 2009 and 2008. This is due to certain assets being fully depreciated and our on going strategy of identifying unprofitable payphones, and selling them to the site owners.  Once a payphone is sold to the site owner, it is removed from our assets and depreciation schedules.  We own telephone equipment and motor vehicles, which provide a service for a number of years.  The term of service is commonly referred to as the “useful life” of the asset.  Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired.   A portion of the cost of the long-lived asset is reported as an expense during the cost of an asset to expense over its life in a rational and systematic manner.

Our commissions expense increased by $1,317 or approximately 218.41% to $1,920 in the six months ending June 30, 2009 from $603 for the six months ending June 30, 2008. This increase was due a new location who receives a monthly commission.

Operating Expenses

Operating expenses decreased by $2,509 or approximately 2.48% to $98,695 for the six months ended June 30, 2009 compared to $101,204 for the same period in 2008. This was due to the fees we pay our accountants and attorneys for performing they’re services.

 Salaries and related payroll taxes decreased by $5,107 or approximately 19.16% to $21,552 for the six months ended June 30, 2009 compared to $26,659 for the same period in 2008. This decrease is due to employee not taking payroll on a regular basis.

Our insurance expense decreased by $5,385 or approximately 91.75% to $484 for the six months ended June 30, 2009 compared to $5,869 for the same period in 2008.  This decrease was due to a decrease in insurance premiums.

Professional fees increased by $6,487 or approximately 21.64% to $36,460 for the six months ended June 30, 2009 compared to $29,973 for the same period in 2008.  This increase is due to an increase in fees we pay to accountants and attorneys throughout the year for performing various tasks.

Our telephone, utilities, office, and vehicle expenses, together account for a increase of $1,088 or approximately 12.50% to $10,199 for the six months ended June 30, 2009 compared to $8,703 for the same period in 2008.

Interest Expense

Interest expense, net, decreased $1,489 or approximately 10.80% for the six months ended June 30, 2009 to $12,299 from $13,788 for the six months ended June 30, 2008. This decrease was due to less interest-rate debt.

Net Loss from Operations

We had net loss of $76,672 for the six months ended June 30, 2009 as compared to a net loss of $76,554 for the six months ended June 30, 2008. The increases were related to an increase in telephone, utilities and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

June 30, 2009 Compared with December 31, 2008

Our primary liquidity and capital resource needs are to finance the costs of our operations, to make capital expenditure.

As of June 30, 2009, we had $0 cash on hand, compared to $0 as of June 30, 2008.

We believe that we will continue to need financing activities to fund operations.

Net cash used in operating activities was $51,706 during the six-month period ended June 30, 2009, mainly representative of the net loss incurred during 2009. This compares to net cash used in operating activities of $55,986 for the six-month period ended June 30, 2008 which resulted from a decrease in accounts payable and net loss.

Net cash provided by financial activities was $51,706 during six-month period ended June 30, 2009, mainly representing the proceeds from notes and related party notes.  This compares to net cash provided by financing activities of $55,986 for the six-month period ended June 30, 2008 due to proceeds from notes and related party notes.

Our expenses to date are largely due to rents for the office space, professional fees for financial services performed and the cost of sales for telephone communication costs.

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

Working Capital

As of June 30, 2009, we had total assets of $22,007 and total liabilities of $618,516 which result in working deficit of $(596,509) as compared to total assets of $36,171 and total liabilities of $566,655 resulting in a working deficit of $(530,484) as of December 31, 2008.

THREE MONTHS ENDED JUNE 30, 2009 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2008

Revenue

Our total revenue increased by $7,542 or approximately 37.51%, from $20,109 in the three months ended June 30, 2008 to $27,651 in the three months ended June 30, 2008.  This increase was primarily attributable to an increase in commission revenue.

Our commissions increased by $20,043 or approximately 120.32%, from ($16,658), in the three months ended June 30, 2008 to $3,385 in the three months ended June 30, 2009. This increase was due to the company forming a better estimate of revenue per quarter for the accrued revenue. Adjustments were made during 2008 to adjust to actual after an overestimate. In the current quarter, there is a better estimate of revenues earned.

Our coin call revenue decreased by $2,931 or approximately 29.25%, from $10,021 in the three months ended June 30, 2008 to $7,090 in the three months ended June 30, 2009.  The decrease in coin call revenue was primarily attributable to a decrease in number of payphones in our network.

Our non-coin call revenue, which consists primarily of dial-around revenue decreased $8,934 or approximately 41.94% from $21,300 in the three months ended June 30, 2008 to $12,366 in the three months ended June 30, 2009. This decrease was primarily attributed to a lower volume of toll free calling (ex. 1-800,1-888,1-877,1-866 calls in this quarter.

Service and Repair Sales decreased by $636 or approximately 11.68% to $4,810 for the three months ended June 30, 2009 from $5,446 for the same period in 2008. This decrease is due to less payphones to repair and service because the number of payphones have decreased, the number of payphones breaking down and requiring repair is consequently less.  We only receive service revenue for company-owned payphones and repair revenue for privately-owned payphones. Some privately-owned payphones represent unprofitable locations that we previously owned but have since sold to the site owner.

Cost of Revenue

Our overall cost of sales decreased by $8,037 or approximately 64.7%, from $12,421 in the three months ended June 30, 2008 to $4,384 in the three months ended June 30, 2009.  This decrease was primarily attributable to a decrease in telecommunication expense.

Our telecommunication costs decreased by $8,156 or approximately 68.66% from $11,879 in the three months ending June 30, 2008 to $3,723 for the three months ending June 30, 2009. This was due to a change in service provider with lower telecommunication rates.  Our ongoing strategy is to identify and remove unprofitable payphones. Once a low revenue payphone is identified, we offer the site owner an opportunity to purchase the equipment. If the site owner does not purchase the payphone, we remove it from the site, which is evidenced by our decreased telecommunication costs as a result of removing phones for the three months ended June 30, 2009 over the same period in 2008.  At the same time, our plan is to continue to look out for ideal locations with high traffic to install our payphones.

Depreciation expense remained constant at $164 in the three months ending June 30, 2009 and 2008 respectively.  This is due to certain assets being fully depreciated and our on going strategy of identifying unprofitable payphones, and selling them to the site owners.  Once a payphone is sold to the site owner, it is removed from our assets and depreciation schedules.  We own telephone equipment and motor vehicles, which provide a service for a number of years.  The term of service is commonly referred to as the “useful life” of the asset.  Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired.   A portion of the cost of the long-lived asset is reported as an expense during the cost of an asset to expense over its life in a rational and systematic manner.

Our commissions expense increased by $119 or approximately 31.48% to $497 in the three months ending June 30, 2009 from $378 for the three months ending June 30, 2008. This increase was  due a new location who receives a monthly commission.

Operating Expenses

Operating expenses decreased by $3,563 or approximately 6.03% to $55,550 for the three months ended June 30, 2009 compared to $59,113 for the same period in 2008. This was due to fees we pay our accountants and attorneys throughout the year.

 Salaries and related payroll taxes decreased by $6,520 or approximately 35.97% to $11,605 for the three months ended June 30, 2009 compared to $18,125 for the same period in 2008. This decrease is due to employee not taking payroll on a regular basis.

Our insurance expense decreased by $1,144 or approximately 182.75% to ($518) for the three months ended June 30, 2009 compared to $626 for the same period in 2008.  This decrease was due to a premium adjustment.

Professional fees increased by $4,514 or approximately 24.04% to $23,289 for the three months ended June 30, 2009 compared to $18,775 for the same period in 2008.  These are fees we pay to accountants and attorneys throughout the year for performing various tasks.

Our telephone, utilities, office, and vehicle expenses, together account for a decrease of $413 or approximately 6.27% from $6,174 for the three months ended June 30, 2009 compared to $6,587 for the same period in 2008.

Interest Expense

Interest expense, net, decreased $1,418 or approximately 22.34% for the three months ended June 30, 2009 to $4,929 from $6,347 for the three months ended June 30, 2008. This decrease was due to less interest-rate debt.

Net Loss from Operations

We had net loss of $37,212 for the three months ended June 30, 2009 as compared to a net loss of $57,772 for the three months ended June 30, 2008. This increase was primarily due to a decrease in operating expenses for the three months ended June 30, 2009.

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

Dated: August 7, 2009		DATONE, INC.

	By:	/s/ Craig Burton
Craig Burton
President, Chief Executive Officer