Form 10-Q
period 2009-09-30
Datone, Inc
filed 2009-11-12
CIK 1377256

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period September 30, 2009

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to        .

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  4,963,226 shares of $.0001 par value common stock outstanding as of November 11, 2009.

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

Large Accelerated Filer [  ]                                                                Accelerated Filer [  ]

Non-Accelerated Filer [  ]                                                      Smaller reporting company [X]
(Do not check if a smaller reporting company)

CONTENTS

Page

Consolidated Balance Sheets (Unaudited)
September 30, 2009 and December 31, 2008	4

Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended September 30, 2009 and 2008	5

Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2009 and 2008	6

Notes to Consolidated Financial Statements (Unaudited)	7

DATONE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash	$-	$-
Commissions and sales receivables	14,577	30,503
Total Current Assets	14,577	30,503

Telephone and office equipment, net of accumulated depreciation
of $1,459,288 and $1,459,765, respectively	-	-
Vehicles, net of accumulated depreciation of $66,096 and
$65,606, respectively	5,179	5,669

TOTAL ASSETS	$19,756	$36,172

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$137,042	$148,448
Bank overdraft	6,056	8,313
Accrued liabilities	76,679	64,571
Short-term debt	4,845	7,091
Short-term debt - related parties	408,011	338,234
Total Current Liabilities	632,633	566,657

Stockholders' Deficit:
Common Stock, $0.0001 par value, 100,000,000 shares authorized,
4,963,226 shares issued and outstanding	496	496
Additional-paid in capital	1,771,863	1,727,459
Accumulated deficit	(2,385,236)	(2,258,440)
Total Stockholders' Deficit	(612,877)	(530,485)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$19,756	$36,172

The accompanying notes are an integral part of these consolidated financial statements.

DATONE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

REVENUE	$29,491	$30,624	$72,457	$99,598

COST OF REVENUE:
Depreciation	163	164	490	490
Cost of revenue	10,972	9,333	22,664	39,482
Total cost of revenue	11,135	9,497	23,154	39,972

Gross profit	18,356	21,127	49,303	59,626

OPERATING EXPENSES:
Payroll wages and taxes	11,081	11,131	32,633	37,791
Rent	15,000	15,000	45,000	45,000
Gain on sale of equipment	(200)	-	(200)	-
General and administrative	13,517	30,260	57,285	74,865
Total operating expenses	39,398	56,391	134,718	157,656

Loss from operations	(21,042)	(35,264)	(85,415)	(98,030)

OTHER INCOME (EXPENSES):
Other expenses	(107)	-	(107)	-
Interest expense	(28,975)	(7,697)	(41,274)	(19,784)
Total other income (expenses)	(29,082)	(7,697)	(41,381)	(19,784)

NET LOSS	$(50,124)	$(42,961)	$(126,796)	$(117,814)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted Average Common Shares Outstanding -
Basic and Diluted	4,963,226	4,963,226	4,963,226	4,963,226

The accompanying notes are an integral part of these consolidated financial statements.

DATONE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(126,796)	$(117,814)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation expense	490	490
Amortization of debt discount	12,973	-
Imputed interest	23,904	15,974
Related party debt issued for rent expense	45,000	45,000
Related party debt issued for interest expense	6,804	1,623
Gain on sale of equipment	(200)	-
Changes in operating assets and liabilities:
Receivables	15,926	86
Prepaid expenses	-	35
Accounts payable	(11,406)	14,266
Accrued liabilities	12,108	10,887
Net Cash Used in Operating Activities	(21,197)	(29,453)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Sale of Equipment	200	-
Net Cash Provided by Investing Activities	200	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank Overdraft	(2,257)	5,874
Proceeds from related party debt	25,500	32,000
Payments on related party debt	-	(6,000)
Payments made on debt	(2,246)	(2,421)
Net Cash Provided by Financing Activities	20,997	29,453

Net Change in Cash	-	-
Cash at Beginning of Period	-	-
Cash at End of Period	$-	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for taxes	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discount from beneficial conversion feature	$20,500	$-
Forgiveness of related party debt	-	66,000

The accompanying notes are an integral part of these consolidated financial statements.

DATONE, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements of Datone, Inc. and Subsidiary have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Datone’s audited 2008 annual financial statements and notes thereto filed on Form 10K with the SEC. In the opinion of management, all adjustments, consisting of normal reoccurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods present have been reflected herein. The results of operation for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosure required in Datone’s fiscal 2008 financial statements have been omitted.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates the Company as a going concern.  However, the Company has sustained substantial operating losses in recent years.  The company has a current ratio of .050 for the period ended September 30, 2009, and has a deficit in stockholders’ equity. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon obtaining the additional capital as well as additional revenue to be successful in its planned activity.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Datone has six notes payable to Joseph C. Passalaqua, a shareholder of Datone.  The notes are due on demand and carry interest ranging from 10% to 18% per annum which is compounded on the unpaid principal and interest. The outstanding principal and interest on the notes was $50,022 and $38,730 as of September 30, 2009 and December 31, 2008, respectively.

Datone also has four convertible notes payable to Joseph Passalaqua at September 30, 2009. The notes were issued between April 30, 2009 and July 16, 2009. They bear interest at 8% per annum which is compounded on the unpaid principal and interest. The notes are convertible into common shares of Datone at a rate of $0.001 per share and mature between November 1, 2009 and February 17, 2010. The outstanding principal and interest on the notes was $21,012 as of September 30, 2009.

Datone leases office space from the wife of Joseph Passalaqua (Callaway Properties) at a monthly rate of $5,000. The rent expense is accrued as a related party note payable that is due on demand and does not bear interest. Datone imputed interest on the note payable at a rate of 10% per annum. Imputed interest expense was $23,904 and $15,974 for the nine months ended September 30, 2009 and 2008, respectively. The unpaid balance on the loan was $344,503 and $299,502 as of September 30, 2009 and December 31, 2008, respectively.

NOTE 4 - DEBT

A summary of the debt outstanding at September 30, 2009 and December 31, 2008 is as follows:

	September 30,	December 31,
	2009	2008
Note payable to bank, monthly installments of $261, interest of 4.5% per annum, maturing August 2009.	$-	$2,246

Note payable to Key Bank, interest of 9.25% per annum, due on demand.	4,845	4,845

Note payable to Callaway Properties, no interest, due on demand	344,504	299,504

Notes payable to Joseph Passalaqua, interest of 10% to 18% per annum, due on demand	50,022	38,730

Convertible notes payable to Joseph Passalaqua, interest of 8% per annum, maturing November 1, 2009 – February 17, 2010, convertible at $0.001 per share	21,012	-
	420,383	345,325
Less: Unamortized discount from beneficial conversion feature	(7,527)	-

Total debt	$412,856	$345,325

Datone evaluated the Joseph Passalaqua convertible notes for derivative accounting consideration under FASB ASC 815-15 and FASB ASC 815-40. Datone determined the embedded conversion option in the convertible notes met the criteria for classification in stockholders’ equity under FASB ASC 815-15 and FASB ASC 815-40. Therefore, derivative accounting was not applicable for these convertible notes.

Datone then evaluated the conversion options under FASB ASC 470-20 and determined there was a beneficial conversion feature associated with the conversion options. Datone calculated the intrinsic value of the conversion options and recorded an aggregate discount on the loans of $22,500. The discount is being amortized over the life of the loans using the effective interest rate method. Amortization recorded for the nine months ended September 30, 2009 was $12,973.

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

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2008

Revenue

Our total revenue decreased by $27,141 or approximately 27%, from $99,598 in the nine months ended September 30, 2008 to $72,457 in the nine months ended September 30, 2009.  This decrease was primarily attributable to a decrease in commission revenue.  As well as a reduced number of payphones coupled with increased competition from wireless communication service.

Our commissions increased by $1,140 or approximately 14%, from $7,905 in the nine months ended September 30, 2008 to $9,045 in the nine months ended September 30, 2009. This increase was primarily attributable to a higher volume of payphones usage.

Our coin call revenue decreased by $4,191 or approximately 15%, from $28,781 in the nine months ended September 30, 2008 to $24,509 in the nine months ended September 30, 2009.  The decrease in coin call revenue was primarily attributable to a reduced number of payphones in the network.

Our non-coin call revenue, which consists primarily of dial-around revenue, decreased $23,166 or approximately 50% from $46,449 in the nine months ended September 30, 2008 to $23,283 in the nine months ended September 30, 2009.   This decrease was primarily attributed to a lower volume of toll free calling (ex. 1-800, 1-888, 1-877, 1-866 calls) in this quarter.

Service and Repair Sales decreased by $924 or approximately 6% to $15,539 for the nine months ended September 30, 2009 from $16,463 for the same period in 2008. This decrease is due to less payphones to repair and service because the number of payphones have decreased, the number of payphones breaking down and requiring repair is consequently less.  We only receive service revenue for company-owned payphones and repair revenue for privately-owned payphones. Some privately-owned payphones represent unprofitable locations that we previously owned but have since sold to the site owner.

Cost of Revenue

Our overall cost of sales decreased by $16,818 or approximately 42%, from $39,972 in the nine months ended September 30, 2008 to $23,154 in the nine months ended September 30, 2009.  This decrease in our overall cost is primarily a decrease in telecommunication costs.

Our telecommunication costs decreased by $22,662 or approximately 57% from $39,482 in the nine months ending September 30, 2008 to $16,820 for the nine months ending September 30, 2009.  Our ongoing strategy is to identify and remove unprofitable payphones.  Once a low revenue payphone is identified, we offer the site owner an opportunity to purchase the equipment.  If the site owner does not purchase the payphone, we remove it from the site, which is evidenced by our decreased telecommunication costs as a result of removing phones for the nine months ended September 30, 2009 over the same period in 2008.  At the same time, our plan is to continue to look out for ideal locations with high traffic to install our payphones.

Depreciation expense remained constant at $490 in the nine months ending September 30, 2009 and 2008.

Our commissions expense increased by $1,978 or approximately 184% to $3,053 in the nine months ending September 30, 2009 from $1,075 for the nine months ending September 30, 2008. This increase was due a new location that receives a monthly commission.

Operating Expenses

Operating expenses decreased by $22,678 or approximately 15% to $134,718 for the nine months ended September 30, 2009 compared to $157,656 for the same period in 2008. This was due to the fees we pay our accountants and attorneys for performing their services.

 Salaries and related payroll taxes decreased by $5,158 or approximately 14% to $32,633 for the nine months ended September 30, 2009 compared to $37,791 for the same period in 2008. This decrease is due to employee not taking payroll on a regular basis.

Our insurance expense decreased by $5,050 or approximately 91% to $477 for the nine months ended September 30, 2009 compared to $5,527 for the same period in 2008.  This decrease was due to a decrease in insurance premiums.

Professional fees decreased by $11,132 or approximately 21% to $42,197 for the nine months ended September 30, 2009 compared to $53,329 for the same period in 2008.  This decrease is due to a decrease in fees we pay to accountants and attorneys throughout the year for performing various tasks.

Our telephone, utilities, office, and vehicle expenses, together account for a decrease of $2,276 or approximately 17% to $11,340 for the nine months ended September 30, 2009 compared to $13,616 for the same period in 2008.

Interest Expense

Net interest expense increased $21,490 or approximately 109% for the nine months ended September 30, 2009 to $41,274 from $19,784 for the nine months ended September 30, 2008.  This increase was due to more interest-rate debt.

Net Loss from Operations

We had a net loss of $126,796 for the nine months ended September 30, 2009 as compared to a net loss of $117,814 for the nine months ended September 30, 2008.  The increase was due to the reasons stated above.

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2008

Revenue

Our total revenue decreased by $1,133 or approximately 4%, from $30,624 in the three months ended September 30, 2008 to $29,491 in the three months ended September 30, 2009.  This decrease was primarily attributable to decreases in dial around and service and repair revenue offset by increases in commissions and coin call revenue.

Our commissions increased due to a higher volume of calls and our coin call revenue increased due to an increase in the number of payphones in our network.

Our non-coin call revenue, which consists primarily of dial-around revenue, decreased due to a lower volume of toll free calling (ex. 1-800,1-888,1-877,1-866) calls in this quarter and service and repair sales decreased due to less payphones to repair and service because the number of payphones have decreased, the number of payphones breaking down and requiring repair is consequently less.  We only receive service revenue for company-owned payphones and repair revenue for privately-owned payphones. Some privately-owned payphones represent unprofitable locations that we previously owned but have since sold to the site owner.

Cost of Revenue

Our overall cost of sales increased by $1,638 or approximately 17%, from $9,497 in the three months ended September 30, 2008 to $11,135 in the three months ended September 30, 2009.  This increase was primarily attributable to an increase in commission expense offset by a decrease in telecommunications costs.

Our telecommunication costs decreased due to a change in service provider with lower telecommunication rates.  Our ongoing strategy is to identify and remove unprofitable payphones. Once a low revenue payphone is identified, we offer the site owner an opportunity to purchase the equipment. If the site owner does not purchase the payphone, we remove it from the site, which is evidenced by our decreased telecommunication costs as a result of removing phones for the three months ended September 30, 2009 over the same period in 2008.  At the same time, our plan is to continue to look out for ideal locations with high traffic to install our payphones.

Depreciation expense remained constant at $164 in the three months ending September 30, 2009 and 2008 respectively.

Our commissions expense increased due to a new location that receives a monthly commission.

Operating Expenses

Operating expenses decreased by $16,993 or approximately 30% to $39,398 for the three months ended September 30, 2009 compared to $56,391 for the same period in 2008. This was due to a decrease in fees we pay our accountants and attorneys throughout the year as well as a decrease in salaries and related payroll taxes due to employee not taking payroll on a regular basis and the reclassification of corporate taxes.

Interest Expense

Net interest expense increased $21,278 or approximately 276%% for the three months ended September 30, 2009 to $28,975 from $7,697 for the three months ended September 30, 2008. This increase was due to more interest-rate debt.

 Net Loss from Operations

We had a net loss of $50,124 for the three months ended September 30, 2009 as compared to a net loss of $42,961 for the three months ended September 30, 2008. This increase was due to the reasons stated above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital resource needs are to finance the costs of our operations and to make capital expenditures.

We had no cash on hand as of September 30, 3009.

We believe that we will continue to need financing activities to fund operations.

Net cash used in operating activities was $21,197 during the nine month period ended September 30, 2009, mainly representative of the net loss incurred during 2009. This compares to net cash used in operating activities of $29,453 for the nine month period ended September 30, 2008.

Net cash provided by investing activities was $200 during nine month period ended September 30, 2009, representing the proceeds received for the sale of equipment.  This compares to net cash provided by financing activities of $0 for the nine month period ended September 30, 2008.

Net cash provided by financing activities was $20,997 during nine month period ended September 30, 2009, mainly representing the proceeds from notes and related party notes.  This compares to net cash provided by financing activities of $29,453 for the nine month period ended September 30, 2008 due to proceeds from notes and related party notes.

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

Working Capital

As of September 30, 2009, we had total assets of $19,756 and total liabilities of $632,633.  As of September 30, 3009, we had a working capital deficit of $618,056.

DATONE, INC.

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

Dated: November 11, 2009		DATONE, INC.

	By:	/s/ Craig Burton
Craig Burton
President, Chief Executive Officer