Form 10-K/A
period 2008-12-31
Datone, Inc
filed 2010-01-29
CIK 1377256

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-53075
_______________________________________________

DATONE , INC.

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]   No [ X ]

The Company has no non-voting common stock.  The aggregate market value of the Company's voting common stock held by non-affiliates as of January 29, 2010 could not be determined because there have been no recent sales of such stock and there is no established public trading market.

As of January 29, 2010 , 4,963,226 shares of the Company's $.0001 par value common stock were issued and outstanding.

State issuer’s revenues for its most recent fiscal year: $121,436.

As of January 29, 2010 , there were 4,963,226 shares of common stock outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format: Yes [  ]    No [ X ]

ITEM 1.  BUSINESS.

GENERAL OVERVIEW

Datone, Inc. was originally incorporated on August 9, 2000 under the laws of the State of Delaware.  We operated as a wholly-owned subsidiary of USIP. On August 24, 2006 USIP decided to spin-off it’s subsidiary companies one of which was Datone Inc. On February 1,   2008 Datone filed a Form 10-SB registration statement. On November 13, 2008 , Datone went effective.

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

On October 23, 2002 the FCC released its Fifth Order on Reconsideration and Order on Remand, which resolved the remaining issues surrounding the interim/intermediate period true-up and specifically how monthly per-phone compensation owed to PSPs is to be allocated among the relevant dial-around carriers. The Interim Order also resolves how certain offsets to such payments will be handled and a host of other issues raised by parties in their remaining FCC challenges to the 1999 Payphone Order and the 2002 Payphone Order. In the Interim Order the FCC ordered a true up for the interim period and increased the adjusted monthly rate to $35.22 per payphone per month, to compensate for the three-month payment delay inherent in the dial-around payment system. The new rate of $35.22 per payphone per month is a composite rate, allocated among approximately five hundred carriers based on their estimated dial-around traffic during the interim period. The FCC also ordered true-up requiring PSPs, to refund an amount equal to $0.046 (the difference between the old $0.284 rate and the current $0.238 rate) to each carrier that compensated the PSP on a per-call basis during the intermediate period. Interest on additional payments and refunds is to be computed from the original payment date, at the IRS prescribed rate applicable to late tax payments. As of this date, dial around compensation to PSP’s is $.49 per call. As a result of these dial around compensation rules, we received approximately $52,696 and $ 62,627 in dial-around compensation during 200 8 and 2007, respectively .

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

Before we install a phone, we search for, and utilize historical revenue information about each payphone location. In locations where historical revenue information is not available, we rely on our site survey to examine geographic factors, population density, traffic patterns and other factors in determining whether to install a payphone. We recognize, however, that recent changes in payphone traffic volumes and usage patterns being experienced on an industry-wide basis warrant a continued assessment of the location and deployment of our payphones. Generally, we pay the Local Exchange Carrier (“LEC”)   approximately $40 per month per phone line.

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

MAJOR CUSTOMERS

We received approximately 95% of dial-around and commissions revenue from two providers in 2007 and 2008.

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

ITEM 1A.  RISK FACTORS

UNLESS WE CAN REVERSE OUR HISTORY OF LOSSES, WE MAY HAVE TO DISCONTINUE OPERATIONS.

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses in all fiscal years of operation, including those in fiscal years 2007 through 2008, and the losses are projected to continue in 2009. Our net losses were $14,204 and $118,791 for the fiscal years ended 2007 and 2008 respectively.

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

THERE IS NO PUBLIC ARKET FOR OUR COMMON STOCK.

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

ITEM 3.   LEGAL PROCEEDINGS.

Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

PART II

I TEM 5.	MARKET FOR REGISTRANTS RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	MARKET INFORMATION. The Company's common stock is not trading on any public trading market or stock exchange.

(b)	HOLDERS. As of December 31, 2008, there were approximately 257 record holders of 4,963,226 shares of the Company's common stock.

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

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

●	discuss our future expectations;

●	contain projections of our future results of operations or of our financial condition; and

●	state other "forward-looking" information.

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

Dial around revenues are generated from calls to gain access to a different long distance carrier than is already programmed into the phone. Revenues from dial around calls are recorded based upon estimates until the coin collection revenues are generated when callers deposit coins into the phones to make calls. Coin revenues are recorded in an amount equal to the coins collected.  Revenues on commissions and telephone equipment repairs and sales are realized when the services are provided.

TWELVE MONTHS ENDED DECEMBER 31, 2008 COMPARED WITH TWELVE MONTHS ENDED DECEMBER 31, 2007

Revenue

Our total revenue decreased by $15,052 or approximately 11%, from $136,448 in the twelve months ended December 31, 2007 to $121,436 in the twelve months ended December 31, 2008.  This decrease was primarily attributable to a decrease in dial-around revenue as well as a reduced number of payphones coupled with increased competition from wireless communication service.

Our commissions increase by $2,106 or approximately 29%, from $7,310 in the twelve months ended December 31, 2007 to $9,416 in the twelve months ended December 31, 2008. This increase was primarily attributable to a higher volume of payphones usage resulting in increased commission on calls.

Our coin call revenue increased by $701 or approximately 2%, from $36,200 in the twelve months ended December 31, 2007 to $36,901 in the twelve months ended December 31, 2008.  The increase in coin call revenue was primarily attributable to an increase in number of phone calls made.

Our non-coin call revenue, which consists primarily of dial-around revenue, decreased $9,931 or approximately 16% from $62,627 in the twelve months ended December 31, 2007 to $52,696 in the twelve months ended December 31, 2008.   This decrease was primarily attributed to a lower volume of toll free calling calls during 2008.

Service and Repair Sales decreased by $1,778 or approximately 8% to $21,678 for the twelve months ended December 31, 2008 from $23,456 for the same period in 2007. This decrease is due to less payphones to repair and service because the number of payphones have decreased, the number of payphones breaking down and requiring repair is consequently less.

For the twelve months ended December 31, 2008, we have a total of 148 company-owned payphones. We only receive service revenue for company-owned payphones and repair revenue for privately-owned payphones. Some privately-owned payphones represent unprofitable locations that we previously owned but have since sold to the site owner.

Cost of Revenue

Our overall cost of sales decreased by $44,318 or approximately 62%, from $71,664  in the twelve months ended December 31, 2007 to $27,346  in the twelve months ended December 31, 2008.  This decrease in our overall cost of revenue is primarily due to less depreciation being recorded due to our assets being fully depreciated.

Our telecommunication costs decreased by $31,917 or approximately 54% from $58,609 in the twelve months ending December 31, 2007 to $26,692 for the twelve months ending December 31, 2008. This was due to some new payphones being installed in new locations.  This increase from the new payphones was offset by our strategy to remove unprofitable payphones, resulting in lower revenue and commissions and also, lower telecommunication costs.

Our ongoing strategy is to identify and remove unprofitable payphones. Once a low revenue payphone is identified, we offer the site owner an opportunity to purchase the equipment. If the site owner does not purchase the payphone, we remove it from the site

 Depreciation expense decreased by $12,401or approximately 95% to $654 in the twelve months ending December 31, 2008 from $13,055  for the twelve months ending December 31, 2007. This decrease is due to certain assets being fully depreciated and our on going strategy of identifying unprofitable payphones, and selling them to the site owners.  Once a payphone is sold to the site owner, it is removed from our assets and depreciation schedules.  We own telephone equipment and motor vehicles, which provide a service for a number of years.  The term of service is commonly referred to as the “useful life” of the asset.  Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired.   A portion of the cost of the long-lived asset is reported as an expense during the cost of an asset to expense over its life in a rational and systematic manner.

Operating Expenses

Operating expenses increased by $84,760 or approximately 87% to $182,698 for the twelve months ended December 31, 2008 compared to $97,938 for the same period in 2007. This was due mainly to an increase in the fees we pay our accountants and attorneys for performing they’re services As well as a gain on the sale of equipment of $34,233 during 2007. There was no such gain during 2008.

 Salaries and related payroll taxes increased by $11,401 or approximately 31% to $48,701 for the twelve months ended December 31, 2008 compared to $37,300 for the same period in 2007. This increase is due to employee taking payroll on a regular basis in 2008.

Our insurance expense decreased by $6,079 or approximately 48% to $6,715 for the twelve months ended December 31, 2008 compared to $12,794 for the same period in 2007.  This decrease was due to decreases in premiums.

Rent remained the same at $60,000 for the twelve months ended December 31, 2008 compared to $60,000 for the same period in 2007.

Professional fees increased by $40,053 or approximately 561% to $47,192 for the twelve months ended December 31, 2008 compared to $7,139 for the same period in 2007.  These are fees we pay to accountants and attorneys throughout the year for performing various tasks.

Our telephone, utilities, office, and vehicle expenses, together account for an increase of $4,728 or approximately 32% from $14,938 for the twelve months ended December 31, 2007 compared to $19,666 for the same period in 2008.

Interest Expense

Interest expense, increased $6,712 or approximately 29% to $30,183 for the twelve months ended December 31, 2008 from $23,471 for the twelve months ended December 31, 2007. This increase was due to more interest-rate debt.

Net Loss from Operations

We had a net loss of $118,791 for the twelve months ended December 31, 2008 as compared to a net loss of $14,204 for the twelve months ended December 31, 2007. This increase in net loss was attributable to the reasons listed above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital resource needs are to finance the costs of our operations and to make capital expenditure.

We had no cash on hand as of December 31, 2008 and 2007.

We believe that we will continue to need investing and financing activities to fund operations.

Net cash used in operating activities was $37,527 during the twelve months ended December 31, 2008 consisting of a net loss and a decrease in accounts payable offset by depreciation, imputed interest, related party debt issued for rent and interest expense, an increase in accrued liabilities and decreases in receivables and prepaid expenses. This compares to net cash used in operating activities of $3,101 for the twelve months ended December 31, 2007.

Net cash provided by investing activities was $0 during twelve months ended December 31, 2008. This compares to net cash provided by investing activities of $27,691 for the twelve months ended December 31, 2007.

Net cash provided by financial activities was $37,527 during twelve months ended December 31, 2008 consisting of proceeds from the issuance of debt and an increase in the bank overdraft offset by payments made on debt and related party debt.  This compares to net cash used by financing activities of $25,366 the twelve months ended December 31, 2007.

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

Working Capital

As of December 31, 2008, we had total current assets of $29,151 and total current liabilities of $455,547 resulting in a working capital deficit of $537,506 compared to a working capital deficit of $504,422 as of December 31, 2007.

ITEM 7A.   QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	18

Consolidated Balance Sheets
December 31, 2008 and 2007	19

Consolidated Statements of Operations
For the Years Ended December 31, 2008 and 2007	20

Consolidated Statements of Stockholders’ Deficit
For the Years Ended December 31, 2008 and 2007	21

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007	22

Notes to Consolidated Financial Statements	23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Datone, Inc.
Liverpool, NY

We have audited the accompanying consolidated balance sheets of Datone, Inc. and Subsidiary (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Datone, Inc. will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a working capital deficit and has incurred losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the consolidated financial statements, the previously filed consolidated financial statements for 2008 and 2007 have been restated for errors discovered when those periods were re-audited.

/s/  MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

January 29, 2010

DATONE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Current Assets:
Cash	$-	$-
Commissions and sales receivables	29,151	35,983
Prepaid expenses	-	35
Total Current Assets	29,151	36,018

Telephone and office equipment, net of accumulated depreciation
of $1,459,766 and $1,459,736, respectively	-	30
Vehicles, net of accumulated depreciation of $65,606 and
$64,983, respectively	5,669	6,292

TOTAL ASSETS	$34,820	$42,340

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$148,447	$172,286
Bank overdraft	8,313	3,540
Accrued liabilities	64,572	51,020
Short-term debt	7,091	8,091
Short-term debt - related parties	338,234	305,503
Total Current Liabilities	566,657	540,440

Long-term debt	-	2,246
Total Liabilities	566,657	542,686

Stockholders' Deficit:
Common Stock, $0.0001 par value, 100,000,000 shares authorized,
4,963,226 shares issued and outstanding	496	496
Additional paid-in capital	1,687,871	1,600,571
Accumulated deficit	(2,220,204)	(2,101,413)
Total Stockholders' Deficit	(531,837)	(500,346)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$34,820	$42,340

The accompanying notes are an integral part of these consolidated financial statements.

DATONE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2008	2007

REVENUE	$121,436	$136,488

COST OF REVENUE:
Depreciation	654	13,055
Cost of revenue	26,692	58,609
Total cost of revenue	27,346	71,664

Gross profit	94,090	64,824

OPERATING EXPENSES:
Gain on sale of equipment	-	(34,233)
General and administrative	182,698	132,171
Total operating expenses	182,698	97,938

Loss from operations	(88,608)	(33,114)

OTHER INCOME (EXPENSES):
Other expenses	-	(60)
Interest expense	(30,183)	(23,471)
Extinguishment of debt	-	42,441
Total other income (expenses)	(30,183)	18,910

NET LOSS	$(118,791)	$(14,204)

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.00)

Weighted Average Common Shares Outstanding -
Basic and Diluted	4,963,226	4,963,226

The accompanying notes are an integral part of these consolidated financial statements.

DATONE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2006	4,963,226	$496	$1,580,830	$(2,087,209)	$(505,883)

Imputed Interest	-	-	17,242	-	17,242
Contributions	-	-	2,499	-	2,499
Net Loss	-	-	-	(14,204)	(14,204)

Balances at December 31, 2007	4,963,226	496	1,600,571	(2,101,413)	(500,346)

Imputed Interest	-	-	21,300	-	21,300
Extinguishment of related party debt	-	-	66,000	-	66,000
Net Loss	-	-	-	(118,791)	(118,791)

Balances at December 31, 2008	4,963,226	$496	$1,687,871	$(2,220,204)	$(531,837)

The accompanying notes are an integral part of these consolidated financial statements.

DATONE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(118,791)	$(14,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	653	13,055
Imputed interest	21,300	17,242
Related party debt issued for rent expense	60,000	60,000
Related party debt issued for interest expense	2,731	739
Gain on sale of equipment	-	(34,233)
Gain on extinguishment of debt	-	(41,641)
Changes in operating assets and liabilities:
Receivables	6,832	4,948
Inventory	-	496
Prepaid expenses	35	(35)
Accounts payable	(23,839)	(21,088)
Accrued liabilities	13,552	11,620
Net Cash Used in Operating Activities	(37,527)	(3,101)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of equipment	-	(6,542)
Proceeds from sale of equipment	-	34,233
Net Cash Provided by Financing Activities	-	27,691

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank Overdraft	4,773	(1,171)
Proceeds from related party debt	42,000	-
Payments on related party debt	(6,000)	(18,216)
Proceeds from debt	-	6,542
Payments on debt	(3,246)	(12,521)
Net Cash Provided by (Used in) Financing Activities	37,527	(25,366)

Net Change in Cash	-	(776)
Cash at Beginning of Period	-	776
Cash at End of Period	$-	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$5,585	$3,126
Cash paid for taxes	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of related party debt	$66,000	$-
Related party contributions	-	2,499

The accompanying notes are an integral part of these consolidated financial statements.

DATONE, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization, Nature of Business and Summary of Significant Accounting Policies

Organization and Nature of Business

Datone, Inc. was originally incorporated on August 9, 2000 under the laws of the State of Delaware.  We operated as a wholly-owned subsidiary of USIP. On August 24, 2006 USIP decided to spin-off its subsidiary companies , one of which was Datone Inc. On February 1,   2008 , Datone filed a Form 10-SB registration statement. On November 13, 2008 ,  Datone went effective. Datone has 100,000,000 shares of stock authorized and a wholly owned Subsidiary Datone Tel., Inc.

Datone, Inc. and subsidiary (“Datone”) is currently a provider of both privately owned and company owned payphones (COCOT’s) and stations in New York. Datone receives revenues from the collection of the payphone coinage, a portion of usage of service from each payphone and a percentage of long distance calls placed from each payphone from the telecommunications service providers. In addition, Datone also receives revenues from the service and repair of privately owned payphones, sales of payphone units.

Summary of Significant Accounting Policies

Use of Estimates

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

Concentrations of Credit Risk

Datone’s payphones are located primarily in New York and usage of those phones may be affected by economic conditions in those areas.

Cash and Cash Equivalents

Datone considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents for purposes of classification in the balance sheets and statement of cash flows. Cash and Cash equivalents consists of cash in bank (checking) accounts.

Property and Equipment

Property and equipment is stated at cost. Depreciation is calculated on a straight-line basis over the useful lives of the related assets, which range from five to seven years.

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

Revenue Recognition

Datone derives its primary revenue from the sources described below, which includes dial around revenues, coin collections, and telephone equipment repairs and service. Other revenues generated by Datone include commissions.

Dial around revenues are generated from calls to gain access to a different long distance carrier than is already programmed into the phone. Datone records a monthly accrual and adjusts the revenue to actual earned on a quarterly basis. The revenue is estimated monthly, based on prior quarter’s actual receipts. Datone uses prior quarter receipts as estimates because there has not been a significant change to total payphones in the previous few quarters. Also, historical figures have shown the revenue earned is not far different than estimates made.  Revenues on commissions and telephone equipment repairs and service are recognized when the services are provided.

The proceeds from the sales of pay telephones and other equipment are excluded from revenues and reported as other operating income.

Basic and Diluted Net Loss per Share

Basic and diluted loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the year.

Recently Issued Accounting Pronouncements

Datone does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flows.

Note 2 – Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates Datone as a going concern.  However, Datone has sustained substantial operating losses in recent years and has a working capital deficit of $537,506 and an accumulated deficit of $2,220,204 as of December 31, 2008. These conditions raise substantial doubt as to Datone’s ability to continue as a going concern. Datone’s ability to continue as a going concern is dependent upon obtaining the additional capital as well as additional revenue to be successful in its planned activity.  Datone is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of Datone have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise Datone’s operating and financial requirements provide them with the opportunity to continue as a going concern.

These financial statements do not reflect adjustments that would be necessary if Datone were unable to continue as a going concern.  While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the going concern assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

If Datone were unable to continue as a going concern, substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

Note 3 – Restatement

The consolidated financial statements of Datone for fiscal 2008 and 2007 were previously audited by Moore & Associates Chartered. On August 27, 2009 the PCAOB revoked the registration of Moore & Associates due to violations of PCAOB rules and standards.  As a result, new auditors were engaged and the consolidated financial statements for fiscal 2008 and 2007 were re-audited.  The new audits discovered certain errors in the previously presented financial statements. An error was identified in the accounting for dial-around receivable s and revenue.  The value of receivables was estimated and recorded on a monthly basis and adjusted at the end each quarter based on the amount to be received through direct deposit in the first month following the quarter end.  This was erroneous in that there is a four month delay in the receipt of the accrued revenue .

The effects of this and the other errors noted are presented in the tables below for the years ended December 31, 2008 and 2007:

	As of December 31, 2008
	As Reported	Adjustment s	As Restated
CURRENT ASSETS
Commissions and s ales r eceivable	$30,503	$(1,352)	$29,151
Total Current Assets	30,503	(1,352)	29,151
		-
Property and equipment, net	5,668	1	5,669

TOTAL ASSETS	$36,17 1	$(1,35 1)	$34,820

TOTAL LIABILITIES	$566,655	$2	$566,657

STOCKHOLDERS' DEFICIT
Additional-paid in capital	1,727,460	(39,589)	1,687,871
Accumulated Deficit	(2,258,440)	38,236	(2,220,204)
Total Stockholders’ Deficit	(530,48 5)	(1,35 3)	(531,837)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$36,171	$(1,351)	$34,820

	Year Ended December 31, 2008
	As Reported	Adjustment s	As Restated

REVENUE	$142,602	$(21,166)	$121,436

Cost of revenue	38,932	(12,240)	26,692
Total c ost of revenue	39,586	(12,240)	27,346

Gross p rofit	103,016	(8,926)	94,090

OPERATING EXPENSES
General and administrative	184,649	(1,951)	182,698

Loss from operations	(81,633)	(6,975)	(88,608)

OTHER EXPENSE S
Interest expense	(28,511)	(1,672)	(30,183)

NET LOSS	$(110,144)	$(8,647)	$(118,791)

	As of December 31, 2007
	As Reported	Adjustment s	As Restated
CURRENT ASSETS

Commissions and s ales r eceivable	$17,261	$18,722	$35,983
Inventory	11,425	(11,425)	-
Total Current Assets	17,296	18,722	36,018

Property and equipment, net	6,323	(1)	6,322

TOTAL ASSETS	$35,044	$7,296	$42,340

TOTAL LIABILITIES	$542,684	$2	$542,686

STOCKHOLDERS' DEFICIT
Additional -p aid in c apital	1,640,160	(39,589)	1,600,571
Accumulated d eficit	(2,148,296)	46,883	(2,101,413)
Total Stockholders’ Deficit	(507,640)	7,294	(500,346)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$35,044	$6,800	$42,340

	Year Ended December 31, 2007
	As Reported	Adjustment s	As Restated

REVENUE	$155,293	$(18,805)	$136,488

Cost of revenue	60,843	(2,234)	58,609
Total cost of revenue	73,898	(2,234)	71,664

Gross Profit	81,395	(16,571)	64,824

OPERATING EXPENSES
General and administrative	127,172	4,999	132,171

Loss from operations	(11,544)	(21,570)	(33,114)

OTHER INCOME (EXPENSE S )
Other i ncome	6,911	(6,911)	-
Bad d ebt e xpense	(44,534)	44,534	-
Extinguishment of d ebt	-	42,441	42,441
Interest e xpense	(27,529)	4,058	(23,471)
Total other income (expenses)	(65,212)	84,122	18,910

NET LOSS	$(76,756)	$62,552	$(14,204)

Note 4 – Property and Equipment

Property and equipment consisted of the following as of December 31, 2008 and 2007:

	December 31,
	2008	2007
ATM equipment	$5,288	$5,288
Office equipment	7,619	7,619
Telephone equipment	1,446,859	1,446,859
Vehicles	71,275	71,275

Total equipment	1,531,041	1,531,041
Less: accumulated depreciation	(1,525,372)	(1,524,719)

Net property and equipment	$5,669	$6,322

Depreciation is computed on a straight-line basis over estimated useful lives of 5 - 7 years. Depreciation expense for the years ended December 31, 2008 and 2007 was $654 and $13,055, respectively.

Note 5 – Related Party Transactions

As of December 31, 2008, Datone has five outstanding notes payable to Joseph C. Passalaqua, a shareholder of Datone.  The notes are due on demand and carry interest rates ranging from 10% to 18% per annum which is compounded on the unpaid principal and interest. The aggregate outstanding principal balance on the notes was $38,731 at December 31, 2008.

As of December 31, 2007 Datone had an outstanding note payable to USIP.Com, Inc., an affiliate of Datone, in the amount of $66,000. The loan bears no interest and is due on demand. During 2008, the entire principal balance of $66,000 was forgiven by USIP.com, Inc. and recorded as additional paid-in capital.

Datone leases office space from the wife of Joseph Passalaqua (Callaway Properties) at a monthly rate of $5,000. The rent expense is accrued as a related party note payable that is due on demand and does not bear interest. Datone imputed interest on the note payable at a rate of 10% per annum. Imputed interest expense was $21,300 and $17,242 for the years ended December 31, 2008 and 2007, respectively. The unpaid principal balance on the loan was $299,503 and $239,503 as of December 31, 2008 and 2007, respectively.

Note 6 – Debt

Outstanding debt consisted of the following at December 31, 2008 and December 2007:

	December 31,
	2008	2007
Related Parties:
Note payable to Callaway Properties, no interest, due on demand	$299,503	$239,503
Notes payable to Joseph Passalaqua, interest of 10% to 18% per annum, due on demand	38,731	-
Note payable to USIP.com, Inc., no interest, due on demand	-	66,000

Third Parties:
Note payable to bank, monthly installments of $261, interest of 4.5% per annum, maturing August 2009.	2,246	5,492
Note payable to Key Bank, interest of 9.25% per annum, due on demand.	4,845	4,845
Total Debt	$345,325	$315,840

Note 7  – Major Dial -a round Compensation Providers

Datone received approximately 95% of total dial - around and commissions revenue from two providers.

Note 8 – Income Taxes

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

Net deferred tax assets consisted of the following as of December 31, 2008 and 2007:

	December 31,
	2008	2007
Deferred tax assets	$(865,880)	$(819,551)
Valuation allowance	865,880	819,551
Net deferred tax assets	$-	$-

At December 31, 2008 and 2007, Datone had net operating loss carry forwards of approximately $2,220,204 and $2,101,413, respectively that may be offset against future taxable income through 2027.

Note 9 – Subsequent Events

On February 26, 2009, Datone borrowed $5,000 Joseph C. Passalaqua, a shareholder of Datone. The note is due on demand and bears interest of 18% per annum which is compounded on the unpaid principal and interest.

Between April and November 2009, Datone entered into six convertible notes payable with Joseph C. Passalaqua for an aggregate principal amount of $34,000. The notes bear interest at 8% per annum which is compounded on the unpaid principal and interest and are due between November 2009 and May 2010. The notes are convertible into common shares of Datone at a rate of $0.001 per share.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUTING AND FINANCIAL DISCLOSURE.

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

Craig Burton, is the Chief Executive Officer and a Director of Datone, Inc. He has held these positions since August, 2000. Mr. Burton attended the University of South Carolina-Coastal and was a licensed real estate agent in the State of New York. He began working in marketing for a long distance carrier in 1996 and in 1999, Mr. Burton became Director of Marketing for Datone Communications, Inc., an owner of payphones and distributor of prepaid calling cards. Datone was acquired by USIP in January, 2000. Mr. Burton served as President and a director of USIP.Com from January 2000-2006. Additionally, Mr. Burton was secretary and director of NB Telecom,Inc. from December 2005-2008.

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

ITEM 11.    EXECUTIVE COMPENSATION

The following is a summary of the compensation paid to our executive officers for the two years ending December 31, 2008.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total ($)
Craig Burton President	2007	$40,040	$0	$0	$0	0	$0	$0	$_______
	2008	$40,040	$0	$0	$0	0	$0	$0	$_______
Joseph Passalaqua	2007	$0	$0	$0	$0	0	$0	$0	$0
Secretary	2008	$0	$0	$0	$0	0	$0	$0	$0

(1)	As of December 31, 2008, we owe Mr. Burton approximately $56,346 in unpaid and accrued salary.

(2)	As of January 2006, Mr. Passalaqua ceased working for us on a full-time basis despite retaining his position as secretary. He presently works for us on a as needed basis.

The following is a summary of all options, unvested stock and equity incentive plans for our Executive Officers for the year ending December 31, 2008.

	OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Un-Exercised Options Un-Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Craig Burton	0	0	0	N/A	N/A	0	0	0	0
Joseph Passalaqua	0	0	0	N/A	N/A	0	0	0	0

The following is a summary of the compensation paid to our Directors for the period ending December 31, 2008.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Craig Burton	0	0	0	0	0	0	0
Joseph Passalaqua	0	0	0	0	0	0	0
	0	0	0	0	0	0	0

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
________________

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

32.1	Certification of the Company's Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company's Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
______________________________________
*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on February 1, 2008, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATONE , INC.

Dated: January 29, 2010	By:	/s/ Craig Burton
	Name:	Craig Burton
	Title:	President, Chief Executive Officer and Director

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Craig Burton	President, Chief Executive Officer and Director	January 29, 2010
Craig Burton

/s/ Joseph J Passalaqua	Secretary, Principal Financial Officer and Director	January 29, 2010
Joseph J Passalaqua