Form 10-K
period 2009-12-31
Datone, Inc
filed 2010-03-30
CIK 1377256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒    Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2009

☐    Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to_______

Commission File Number: 000-53075

DATONE, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1591157
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Qingdao Hongguan Shoes Co., Ltd.
269 First Huashan Road
Jimo City, Qingdao, Shandong, PRC
(Address of principal executive office and zip code)

86-0532-86595999
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

As of June 30, 2009, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the Over-the-Counter Bulletin Board) was approximately $65,233. Shares of the Registrant’s common stock held by each executive officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 29, 2010, there were 8,099,994 shares of the Registrant’s common stock outstanding.

DATONE, INC.

FORM 10-K
For the Fiscal Year Ended December 31, 2009

SPECIAL NOTES REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

•	Our ability to source products from manufacturers at the high quality and competitive pricing as we have historically;

•	the impact that a downturn or negative changes in the Chinese retail economy may have on our sales;

•	our ability to obtain additional capital in future years to fund our planned expansion;

•	economic, political, regulatory, legal and foreign exchange risks associated with our operations; or

•	the loss of key members of our senior management and our qualified sales personnel.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference and filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

USE OF CERTAIN DEFINED TERMS

Except where the context otherwise requires and for the purposes of this report only:

•
the “Company,” “we,” “us” or “our” refer to the combined business of Datone, Inc. and its wholly owned direct and indirect subsidiaries, (i) Glory Reach International Limited, or “Glory Reach,” a Hong Kong limited company; and (ii) Qingdao Hongguan Shoes Co., Ltd., a PRC limited company, or “Qingdao Shoes,” as the case may be;

•	“BVI” refers to the British Virgin Islands;

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

•	“Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;

•	“PRC,” “China” and “Chinese” refer to the People’s Republic of China (excluding Hong Kong and Taiwan);

•	“Renminbi” and “RMB” refer to the legal currency of China;

•	“Securities Act” refers to the Securities Act of 1933, as amended; and

•	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States.

In this current report we are relying on and we refer to information and statistics regarding the footwear and retail industry and economy in China and that we have obtained from various cited government and institute research publications. Much of this information is publicly available for free and has not been specifically prepared for us for use or incorporation in this current report on Form 10-K or otherwise. We have not independently verified such information, and you should not unduly rely upon it.

PART I
ITEM 1.	BUSINESS

Overview

We are a designer and retailer of branded footwear in Northern China. We were organized to service what we believe is an unmet and increasing demand for high quality formal and casual footwear throughout the PRC. As urbanization and individual purchasing power has increased in China, the demand for leather footwear has also grown.

Our principal business includes (1) the design or selection of design for men’s and women’s leather shoe lines; (2) sourcing and purchase of the contract manufactured footwear; and (3) retail and sales of said footwear under our proprietary brand, “Hongguan.” We operate a number of flagship stores throughout greater Qingdao. Our products are also brought to market through our extensive distribution network of authorized independent distributors as well as through third party retailers selected to operate exclusive Hongguan brand stores on our behalf. Our company headquarters and main sales office is located in Shandong province in northern China, in the city of Jimo, less than 25 miles from the major urban center of Qingdao.

Corporate History and Background

Datone, Inc. was originally incorporated on August 9, 2000 under the laws of the State of Delaware. The Company operated as a wholly-owned subsidiary of USIP.COM, Inc. On August 24, 2006, USIP decided to spin-off its subsidiary companies, one of which was Datone, Inc. On February 1, 2008, Datone, Inc. filed a Form 10-SB registration statement. On November 13, 2008, Datone, Inc. went effective.

Datone, Inc. was a provider of both privately owned and company owned payphones (COCOT’s) and stations in New York. The Company receives revenues from the collection of the payphone coinage, a portion of usage of service from each payphone and a percentage of long distance calls placed from each payphone from the telecommunications service providers. In addition, the Company also receives revenues from the service and repair of privately owned payphones and sales of payphone units.

On February 12, 2010, the Company completed a reverse acquisition transaction through a share exchange with Glory Reach International Limited, a Hong Kong limited company (“Glory Reach”), the shareholders of Glory Reach (the “Shareholders”), Greenwich Holdings LLC and Qingdao Shoes, whereby the Company acquired 100% of the issued and outstanding capital stock of Glory Reach in exchange for 10,000 shares of our Series A Convertible Preferred Stock which constituted 97% of our issued and outstanding capital stock on an as-converted to common stock basis as of and immediately after the consummation of the reverse acquisition. As a result of the reverse acquisition, Glory Reach became our wholly-owned subsidiary and the former shareholders of Glory Reach became our controlling stockholders. The share exchange transaction with Glory Reach was treated as a reverse acquisition, with Glory Reach as the acquirer and Datone, Inc. as the acquired party for accounting and financial reporting purposes.

Immediately following the closing of the reverse acquisition of Glory Reach, one of the Shareholders transferred 337 of the 874 shares of Series A Convertible Preferred Stock issued to him under the share exchange to certain persons who provided services to Glory Reach’s subsidiaries, pursuant to share allocation agreements that the Shareholder entered into with such service providers.

Upon the closing of the reverse acquisition, Craig H. Burton, our president and director, Joseph J. Passalaqua, our secretary and director, and Joseph Meuse, our director, submitted a resignation letter pursuant to which they resigned from all offices that they held effective immediately and from their position as our directors that became effective on the tenth day following the mailing by us of an information statement to our stockholders that complies with the requirements of Section 14f-1 of the Exchange Act, which have been mailed out on March 8, 2010. In addition, our board of directors on February 12 appointed Tao Wang (Chairman), Renwei Ma and Lanhai Sun to fill the vacancies created by such resignations, which appointments became effective upon the effectiveness of the resignation of Craig H. Burton, Joseph J. Passalaqua and Joseph Meuse on the tenth day following the mailing by us of the information statement to our stockholders. In addition, our executive officers were replaced by the Qingdao Shoes’ executive officers upon the closing of the reverse acquisition as indicated in more detail below.

As a result of our acquisition of Glory Reach, we now own all of the issued and outstanding capital stock of Glory Reach, which in turn owns all of the outstanding capital stock of Qingdao Shoes.

Glory Reach was established in Hong Kong on November 18, 2009 to serve as an intermediate holding company. Qingdao Shoes was established on May 11, 2003 for the purpose of engaging in the development and sales of shoe products. On February 8, 2010, pursuant to the restructuring plan, Glory Reach acquired 100% of the equity interests in Qingdao Shoes from Mr. Wang Tao, our Chief Executive Officer, and other minority shareholders, who are all PRC residents. On February 4, 2010, the local government of the PRC issued the certificate of approval regarding the change in shareholding of Qingdao Shoes and its transformation from a PRC domestic company to a wholly-foreign owned enterprise.

Since there is common control between the Glory Reach and Qingdao Shoes, for accounting purposes, the acquisitions of Qingdao Shoes has been treated as a recapitalization with no adjustment to the historical basis of their assets and liabilities. The restructuring has been accounted for using the “as if” pooling method of accounting and the operations were consolidated as if the restructuring had occurred as of the beginning of the earliest period presented in our consolidated financial statements and the current corporate structure had been in existence throughout the periods covered by our consolidated financial statements.

Immediately following the acquisition of Glory Reach, under an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Conveyance Agreement”), we transferred all of our pre-acquisition assets and liabilities to our wholly-owned subsidiary, DT Communications, Inc. The Conveyance Agreement is attached as Exhibit 10.5 to this Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 12, 2010 and is incorporated herein by reference.

Our Corporate Structure

All of our business operations are conducted through our Hong Kong and Chinese subsidiaries. The chart below presents our corporate structure.

Our Industry and Principal Market

China is the largest producer of footwear in the world, with at least 25,000 enterprises employing more than 10 million employees who manufacture more than 10 billion pairs of shoes per annum. China’s annual production accounts for nearly 70% of the 14.8 billion pairs of shoes produced worldwide. In 2007, roughly 80% of PRC production capacity was exported while the remaining 20% were consumed domestically. Chinese consumption of footwear in 2005 reached 2.1 billion pairs, representing 16% of global footwear consumption. In 2008, a deterioration in the global economy resulted in a collapse of the Chinese textile and footwear and export market and a material percentage of low margin manufacturers were forced out of business. Domestic consumption and retail sales within China, however, remained robust throughout the export downturn and global financial crisis. As we have strategically avoided the manufacturing sector, we were able to capitalize on the economic conditions and maintain our profit margin and seize the opportunity of overcapacity in our sourcing market and growing consumer demand.

The PRC Domestic Consumption

GDP growth in the PRC has been strong and positive over the past ten years:

Along with growth in the economy as a whole, Chinese domestic consumption has increased in lockstep with rapid urbanization and increases in disposable income over the past 15 years. Per capita urban disposable income has increased by an annualized rate of 12.9% over the 5 years ending in 2008, and is anticipated to top $2,000 in 2012. The urban population as a percentage of the total population increased from 40.6% in 2003 to 45.0% in 2007 and this trend is expected to continue into the future.

These trends have driven a boom in retail sales in the PRC, which is expected to grow to well over two trillion dollars by 2011, representing an annualized growth of 11.8% over the prior ten years.

The PRC Footwear Market

The size of the domestic footwear market in China is 28.5 billion dollars:

Even given the tremendous growth in the Chinese economy over the past 20 years, estimates from market research groups expect the Chinese footwear market to grow by at least 5% annual through 2013 in terms of value. Furthermore, the average Chinese consumer still purchases far fewer shoes per year per capita than Korea, Japan or the west. As income levels continue to increase, it is expected that shoe consumption will approach levels of other nations with similar cultural consumption characteristics, so we expect our room to grow with the market will continue for the foreseeable future.

Source: *Plastics News and Satra Technology Center

Our Growth Strategy

We believe that the market for affordable, high quality footwear in China provides us with attractive and sustainable growth opportunities.

We intend to pursue the following strategies to achieve our goal:

1)	Continue our aggressive marketing and advertising campaigns in order to gain brand awareness.
2)	Expand distributor and third party operator stores in prime locations to maximize profits.
3)	Bring more self owned stores online to increase higher margin sales.
4)	Continue to strive for excellence in quality, customer service and design in order to attract new and retain repeat customers.
5)	Leverage our growing purchasing power with manufacturers to lower costs.

Our Products

Our products consist of men and women’s footwear. Our designs are on the whole targeted at consumers seeking business casual and formal leather shoes appropriate for an office setting. Each year we design or commission designs for more than 300 unique styles. We do not manufacture our products, but instead outsource manufacturing to third parties. Our designs are split roughly evenly between men’s and women’s products. Designs are made based on collaboration between our sales department and design department regarding market demand and assessment of what will designs be fashionable in the upcoming season. As of December 31, 2009, Men’s footwear constituted 60% of revenue and women’s footwear the remainder. 40% of sales were formal shoes, and the remaining 60% are attributed to casual footwear.

Sourcing and Purchase of Products

We are a retailer and designer of footwear products, and as such we fully outsource production of our footwear to third party manufacturers. Due to excess capacity in the footwear manufacturing industry in the PRC, we have historically been able to source our products at competitive prices that allow us to maintain strong margins in comparison with our competitors. In this way, we avoid what we perceive to be the risks and lower margins associated with manufacturing footwear and are able to focus our energies on our brand building and retail business.

Our suppliers are selected for their ability to meet our high quality standards, timely execution of our orders and competitive pricing. As of December 31 2009, we had contractual relationships with 60 footwear manufacturers. None of our suppliers accounted for more than 10% of the total cost of our goods sold in 2009. Our suppliers are mainly located in Wenzhou, Chongqing and various towns in Jiangsu.

Our contracts with suppliers are on an as ordered basis, with payment due at the end of the month of delivery, and are usually for a term of one year. Prices are negotiated based on a by design basis by our sourcing team. All of our suppliers are subject to our strict quality control standards, and we are entitled to return product without payment if it is not according to the quality set forth in our agreement.

During the year ended December 31, 2007, purchases from one vendor accounted for 13.2% of the total merchandise purchases of the Company. There is no such concentration for the year ended December 31, 2008 and year ended December 31, 2009.

Sales Channels

The following diagram details our current distribution channels:

As of December 31, 2009, we had 11 flagship stores, 11 exclusive third party managed retail outlets, and 192 outlets managed by distributors.

The following table details the locations of our sales network:

	Flagship Stores	Distributors	3rd Party Operators
Qingdao	11	26	4
Shandong	0	155	6
Xinjiang	0	1	0
Shanxi	0	3	1
Tianjiang	0	1	0
Heilongjiang	0	1	0
Hebei	0	2	0
Liaoning	0	1	0
Henan	0	1	0

Flagship Stores

We directly own or lease and operate all of our flagship stores. All located in Jimo or greater Qingdao. Each store has an individual sales team and managers that report to our central office in Qingdao. All sales staff are compensated on a commission based pay scale. Locations are selected according to management’s estimation of market opportunity. Our flagship stores bear the Hongguan brand name and exclusively retail Hongguan footwear.

During the years ended December 31, 2009 and 2008, the sales generated by the Company’s flagship stores accounted for 16% and 15% of total sales, respectively.

Hongguan Outlets in Jimo:

Stores Managed by Third Party Operators

In order to meet consumer demand for our products and efficiently expand of our business, we also select certain third parties to operate Hongguan branded outlets. We have literature and rules regarding the location, size, store layout, interior design and product display of their Hongguan retail stores. All potential third party operators require prior approval before opening new stores. We visit potential locations for new outlets and consider the suitability of such locations before approval. Furthermore, all third party operators must personally operate their stores.

These operators are chosen based on the following criteria:

- Management experience in retail operations and our confidence in their ability to effectively meet our sales targets and high standards of conduct.

- Good credit and sufficient capital.

- Proposed store location, size and condition.

After approval, the third party operators must purchase a fixed amount of footwear stock at wholesale prices and Hongguan branded decorations for proper interior and exterior design. Third party operators then continue to pay wholesale prices for footwear on an on demand basis. Contracts with third party operators are typically for a period of two years.

Distributors

We identify suitable distributors and enter into distributorship agreements, usually for a term of two years. Distributors purchase wholesale priced shoes and vend them at sales points throughout China. We require our distributors to implement, monitor compliance with and enforce our retail store guidelines. Our distributors are independent third parties that do not pay us any fee other than the purchase price for the purchase of our products, nor do we pay them any incentives or fees.

Our distribution contracts usually contain the following terms:

Geographic limitation — distributors must sell our Hongguan branded footwear within a specific authorized location(s).

Wholesale price — distributors pay a discounted wholesale price for our products.

Payment and credit terms — payment and credit terms are on a case by case basis. The credit period is usually one month, and 25% percent of our distributors prepay for their stock.

Performance — Qingdao Shoes typically retains the right to end the agreement if a distributor does to meet sales targets.

Exclusivity — the distributorship agreements allow our distributors to sell our products under the Hongguan brand on an exclusive basis. If there are other brands featured at the distributor’s outlet, Hongguan brand shoes must constitute a certain percentage, generally a majority, of product on display. Furthermore, the products must be displayed according to our standards.

Training — training and instructional materials are provided to all of our distributers regarding product display, decoration, and sales techniques.

Renewal and termination — we can renew contracts at our discretion and can terminate contracts if contractual conditions including sales targets are not met.

We do not have a return policy with our distributors. In the event a distributor is unable to sell their stock, we will attempt to help them relocate it to a nearby Qingdao Shoes outlet.

Purchasing and Sales Prices

We have historically organized one sales fair per year in which distributors and third parties operators can view and select upcoming designs. We also maintain several showrooms in our head office in Jimo with the current and future product lines which our sales force visits on a regular basis.

We intend to keep the pricing of our products at reasonable levels in the foreseeable future in order to stay competitive and maintain product demand. Our wholesale prices are generally not more than a 50% discount to the sales price.

Employees

The table below details the various departments and number of employees in each.

Management and Sales	9
Design & Purchasing	3
Accounting	5
Warehouse	8
Administration	7
Sales	30
Total	62

We believe we are in material compliance with all applicable labor and safety laws and regulations in the PRC, including the PRC Labor Contract Law, the PRC Unemployment Insurance Law, the PRC Provisional Insurance Measures for Maternity of Employees, PRC Interim Provisions on Registration of Social Insurance, PRC Interim Regulation on the Collection and Payment of Social Insurance Premiums and other related regulations, rules and provisions issued by the relevant governmental authorities for our operations in the PRC. According to the PRC Labor Contract Law, we are required to enter into labor contracts with our employees and to pay them no less than local minimum wage.

Intellectual Property

Our products are sold under the Hongguan brand name, which is a registered trademark in the PRC.

Trademarks (Mandarin)	Trademarks	Certificate #	Valid Term
	Hongguan	3483788	March 14, 2005 to March 13, 2015

Our Facilities and Property

Our principal executive offices are in Jimo, China.

Certificate No.	Jin Guo Yong (2007) 534
User of the Land	Wang Tao
Location	West #1 Huashan Road., Jimo City, Shandong Province
Usage	Industrial
Area (sqm)	14,225
Form of Acquisition	By means of transfer
Expiration Date	12/28/2052

The Company leases one of its stores from Mr. Tao Wang under a four-year operating lease expiring August 2011. For the years ended December 31, 2009 and 2008, rent expense of $ 17,298 and $17,298, respectively, was included in total rent expense for the respective years. The Company leases one of its warehouse buildings to Weidong Liang, brother-in-law of Mr. Tao Wang, for three years starting May 2008. Per the agreement, the lessee shall pay equal amount of advertising expense on behalf of the lessor as the lease payment. For the year ended December 31, 2009, the Company recorded other income of $57,660 from leasing the aforementioned building and advertising expense.

Advertising and Marketing Efforts

Our sales and marketing department is responsible for the organization of sales fairs, selection, review, execution and management of contracts with third parties and distributers, and operation of our own retail outlets. We utilize television, print media, radio, the internet and outdoor billboard displays to build brand awareness. Chinese popular television star Ren Quan is currently the face of Qingdao Shoes’ advertising campaign. In 2006, we entered into a contract with Ren Quan and purchased the rights to use his image for our marketing purposes, and he is often featured in our television commercials and our various advertisements. We are contractually obligated to maintain confidentiality as to the terms at which we acquired his rights. In 2010, we entered into a contract with another Chinese popular television star Liu Xiaohu and purchased the rights to use his image for our marketing purposes, and he also is featured in our television commercials and our various advertisements.

Competition

The retail and in particular the footwear retail industry are highly competitive in the PRC. Our competitors are a number of international and domestic enterprises with shoe sales operations in our target market, including but not limited to Jinhou Footwear Company, Liangda Leather Company, Haining Leather Footwear Company and Fude Leather Shoe Company. We expect the competition to become more intensified due to the entry of new footwear retailers in the PRC and as a result we may be subject to competitive pricing pressures in the future. Quality, cutting edge style, brand awareness, customer service, highly motivated sales force and affordable footwear prices are vital cornerstones to success in our industry

Design Team

Our design team consists of three full time designers that are engaged in creating new fashionable designs for upcoming seasons. They are also engaged in the review, selection and alteration of designs proposed by contract manufacturers. On average, our design team is responsible for the selection or creation 300 models of footwear per year.

Regulation

Because our principal operating subsidiary, Qingdao Shoes, is located in the PRC, our business is regulated by the national and local laws of the PRC. We believe our conduct of business complies with existing PRC laws, rules and regulations.

General Regulation of Businesses

We believe we are in material compliance with all applicable labor and safety laws and regulations in the PRC, including the PRC Labor Contract Law, the PRC Production Safety Law, the PRC Regulation for Insurance for Labor Injury, the PRC Unemployment Insurance Law, the PRC Provisional Insurance Measures for Maternity of Employees, PRC Interim Provisions on Registration of Social Insurance, PRC Interim Regulation on the Collection and Payment of Social Insurance Premiums and other related regulations, rules and provisions issued by the relevant governmental authorities from time to time, for our operations in the PRC.

According to the PRC Labor Contract Law, we are required to enter into labor contracts with our employees. We are required to pay no less than local minimum wages to our employees. We are also required to provide employees with labor safety and sanitation conditions meeting PRC government laws and regulations and carry out regular health examinations of our employees engaged in hazardous occupations.

Foreign Currency Exchange

The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), as amended (2008). Under these Rules, RMB is freely convertible for current account items, such as trade and service-related foreign exchange transactions, but not for capital account items, such as direct investment, loan or investment in securities outside China unless the prior approval of, and/or registration with, the State Administration of Foreign Exchange of the People’s Republic of China, or SAFE, or its local counterparts (as the case may be) is obtained.

Pursuant to the Foreign Currency Administration Rules, foreign invested enterprises, or FIEs, in China may purchase foreign currency without the approval of SAFE for trade and service-related foreign exchange transactions by providing commercial documents evidencing these transactions. They may also retain foreign exchange (subject to a cap approved by SAFE) to satisfy foreign exchange liabilities or to pay dividends. In addition, if a foreign company acquires a company in China, the acquired company will also become an FIE. However, the relevant PRC government authorities may limit or eliminate the ability of FIEs to purchase and retain foreign currencies in the future. In addition, foreign exchange transactions for direct investment, loan and investment in securities outside China are still subject to limitations and require approvals from, and/or registration with, SAFE.

Regulation of Income Taxes

On March 16, 2007, the National People’s Congress of China passed a new Enterprise Income Tax Law, or the New EIT Law, and its implementing rules, both of which became effective on January 1, 2008. Before the implementation of the New EIT Law, FIEs established in the PRC, unless granted preferential tax treatments by the PRC government, were generally subject to an earned income tax, or EIT, rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax. The New EIT Law and its implementing rules impose a unified EIT rate of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions.

In addition to the changes to the current tax structure, under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our organization’s global income will be subject to PRC income tax of 25%. For detailed discussion of PRC tax issues related to resident enterprise status, see “Risk Factors – Risks Related to Our Business – Under the New EIT Law, we may be classified as a ‘resident enterprise’ of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.”

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income and non-tax deductible expenses incurred. Our management carefully monitors these legal developments and will timely adjust our effective income tax rate when necessary.

Dividend Distribution

Under applicable PRC regulations, FIEs in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a FIE in China is required to set aside at least 10.0% of its after-tax profit based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50.0% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a FIE has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

The New EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes unless the jurisdiction of incorporation of such enterprises’ shareholder has a tax treaty with China that provides for a different withholding arrangement. Qingdao Shoes is considered an FIE and is directly held by our subsidiary Glory Reach in Hong Kong. According to a 2006 tax treaty between the Mainland and Hong Kong, dividends payable by an FIE in China to the company in Hong Kong who directly holds at least 25% of the equity interests in the FIE will be subject to a no more than 5% withholding tax. We expect that such 5% withholding tax will apply to dividends paid to Glory Reach by Qingdao Shoes, but this treatment will depend on our status as a non-resident enterprise.

Environmental Matters

Our operations are not subject to any environmental regulations.

Insurance

Insurance companies in China offer limited business insurance products. While business interruption insurance is available to a limited extent in China, we have determined that the risks of interruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. As a result, we could face liability from the interruption of our business as summarized under “Risk Factors – Risks Related to Our Business – We do not carry business interruption insurance so we could incur unrecoverable losses if our business is interrupted.”

ITEM 1A.	RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Special Note Regarding Forward-Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

RISKS RELATED TO OUR BUSINESS

We have a short operating history.

We have only been in retail business since 2003.  We may not succeed in implementing our business plan successfully because of competition from domestic and foreign market entrants, failure of the market to accept our products, or other reasons. Therefore, you should not place undue reliance on our past performance as they may not be indicative of our future results.

We face risks related to general domestic and global economic conditions and to the current credit crisis.

Our current operating cash flows provide us with stable funding capacity. However, the current uncertainty arising out of domestic and global economic conditions, including the recent disruption in credit markets, poses a risk to the PRC economy, and may impact our ability to manage normal relationships with our customers, suppliers and creditors. If the current situation deteriorates significantly, our business could be materially negatively impacted, as demand for our products and services may decrease from a slow-down in the general economy, or supplier or customer disruptions may result from tighter credit markets.

Our business is subject to the health of the PRC economy and our growth may be inhibited by the inability of potential customers to fund purchases of our products and services.

Our products are dependent on the disposable income of PRC citizens, which could be adversely affected by an economic downturn.

In order to grow at the pace expected by management, we will require additional capital to support our long-term growth strategies. If we are unable to obtain additional capital in future years, we may be unable to proceed with our plans and we may be forced to curtail our operations.

We will require additional working capital to support our long-term growth strategies, which includes identifying suitable points of market entry for expansion growing the number of points of sale for our products, so as to enhance our product offerings and benefit from economies of scale. Our working capital requirements and the cash flow provided by future operating activities, if any, may vary greatly from quarter to quarter, depending on the volume of business during the period. We may not be able to obtain adequate levels of additional financing, whether through equity financing, debt financing or other sources. Additional financings could result in significant dilution to our earnings per share or the issuance of securities with rights superior to our current outstanding securities. In addition, we may grant registration rights to investors purchasing our equity or debt securities in the future. If we are unable to raise additional financing, we may be unable to implement our long-term growth strategies, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures on a timely basis.

If the manufacturers from whom we source some of our products fail to perform their contractual obligations, our ability to provide products and services to our customers, as well as our ability to obtain future business, may be harmed.

As we do not have any manufacturing capabilities, we are at risk should our suppliers fail to provide us products at the high quality our customers expect.

If we are unable to attract and retain senior management and qualified technical and sales personnel, our operations, financial condition and prospects will be materially adversely affected.

Our future success depends in part on the contributions of our management team and key technical and sales personnel and our ability to attract and retain qualified new personnel. In particular, our success depends on the continuing employment of our Chief Executive Officer, Mr. Tao Wang, our Chief Operating Officer, Shi Wenmao; and our Chief Financial Officer, Ms. Fang Sui. There is significant competition in our industry for qualified managerial, technical and sales personnel and we cannot assure you that we will be able to retain our key senior managerial, technical and sales personnel or that we will be able to attract, integrate and retain other such personnel that we may require in the future. If we are unable to attract and retain key personnel in the future, our business, operations, financial condition, results of operations and prospects could be materially adversely affected.

We do not carry business interruption or other insurance, so we have to bear losses ourselves.

We are subject to risk inherent to our business, including equipment failure, theft, natural disasters, industrial accidents, labor disturbances, business interruptions, property damage, product liability, personal injury and death. We do not carry any business interruption insurance or third-party liability insurance or other insurance to cover risks associated with our business. As a result, if we suffer losses, damages or liabilities, including those caused by natural disasters or other events beyond our control and we are unable to make a claim again a third party, we will be required to bear all such losses from our own funds, which could have a material adverse effect on our business, financial condition and results of operations.

Our quarterly operating results are likely to fluctuate, which may affect our stock price.

Our quarterly revenues, expenses, operating results and gross profit margins vary from quarter to quarter. As a result, our operating results may fall below the expectations of securities analysts and investors in some quarters, which could result in a decrease in the market price of our common stock. The reasons our quarterly results may fluctuate include:

•	variations in profit margins attributable to product mix;

•	changes in the general competitive and economic conditions;

•	delays in, or uneven timing in the delivery of, customer orders; and

•	the introduction of new products by us or our competitors.

Period to period comparisons of our results should not be relied on as indications of future performance.

Our limited ability to protect our intellectual property, and the possibility that our technology could inadvertently infringe technology owned by others, may adversely affect our ability to compete.

We rely on a combination of trade secret laws and confidentiality procedures to protect the patents, copyrights and technological know-how that comprise our intellectual property. We protect our technological know-how pursuant to non-disclosure and non-competition provisions contained in our employment agreements, and agreements with them to keep confidential all information relating to our customers, methods, business and trade secrets during and after their employment with us. Our employees are also required to acknowledge and recognize that all inventions, trade secrets, works of authorship, developments and other processes made by them during their employment are our property. We have been granted the use of brand name Hongguan.

A successful challenge to the ownership of our intellectual property could materially damage our business prospects. Our competitors may assert that our technologies or products infringe on their patents or proprietary rights. We may be required to obtain from others licenses that may not be available on commercially reasonable terms, if at all. Problems with intellectual property rights could increase the cost of our products or delay or preclude our new product development and commercialization. If infringement claims against us are deemed valid, we may not be able to obtain appropriate licenses on acceptable terms or at all. Litigation could be costly and time-consuming but may be necessary to protect our technology license positions or to defend against infringement claims.

Our business may be subject to seasonal and cyclical fluctuations in sales.

We may experience seasonal fluctuations in our revenue in the PRC. Moreover, our revenues are usually higher in the fourth and first quarters due seasonal purchases.

RISKS RELATED TO DOING BUSINESS IN CHINA

Changes in China's political or economic situation could harm us and our operating results.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

•	Level of government involvement in the economy;

•	Control of foreign exchange;

•	Methods of allocating resources;

•	Balance of payments position;

•	International trade restrictions; and

•	International conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. For example, state-owned enterprises still constitute a large portion of the Chinese economy and weak corporate governance and a lack of flexible currency exchange policy still prevail in China. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy was similar to those of the OECD member countries.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiaries in the PRC and Hong Kong. Our principal operating subsidiary, Qingdao Shoes, is subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, all of our executive officers and all of our directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiaries.

You may have difficulty enforcing judgments against us.

We are a Delaware holding company, but Glory Reach is a Hong Kong company, and our principal operating subsidiary, Qingdao Shoes is located in the PRC. Most of our assets are located outside the United States and most of our current operations are conducted in the PRC. In addition, most of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments predicated on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

The majority of our revenues will be settled in RMB and U.S. dollars, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and RMB and between those currencies and other currencies in which our sales may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB is no longer pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Restrictions under PRC law on our PRC subsidiary’s ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our businesses.

Substantially all of our revenues are earned by Qingdao Shoes, our PRC subsidiary. PRC regulations restrict the ability of our PRC subsidiary to make dividends and other payments to its offshore parent company. PRC legal restrictions permit payments of dividend by our PRC subsidiary only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiary is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiary to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident shareholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (1) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (2) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; covering the use of existing offshore entities for offshore financings; (3) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (4) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We have advised our shareholders who are PRC residents, as defined in Circular 75, to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, we cannot provide any assurances that their existing registrations have fully complied with, and they have made all necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders. In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect shareholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident shareholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

Our business and financial performance may be materially adversely affected if the PRC regulatory authorities determine that our acquisition of Qingdao Shoes constitutes a Round-trip Investment without MOFCOM approval.

On August 8, 2006, six PRC regulatory agencies promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the 2006 M&A Rule, which became effective on September 8, 2006. According to the 2006 M&A Rule, when a PRC business that is owned by PRC individual(s) is sold to a non-PRC entity that is established or controlled, directly or indirectly, by those same PRC individual(s) it must be approved by the Ministry of Commerce, or MOFCOM, and any indirect arrangement or series of arrangements which achieves the same end result without the approval of MOFCOM is a violation of PRC law.

The general manager of Qingdao Shoes, Mr. Wang Tao (“Founder”), as a PRC citizen, entered into a option agreement (“Incentive Option Agreement”) with 石仁焕, a Korean passport holder (“Foreign Passport Holder”). To incentivize Mr. Wang Tao in connection with the continuous development of the Company’s majority stockholder, Swift Dynamic Limited (“BVICo”)’s, business, Mr. Wang Tao is to receive shares from BVICo, one of shareholders of Glory Reach, subject to certain contingencies as set forth in the Option Agreement. Under the Incentive Option Agreement, the Founder shall serve as CEO and director for BVI Co. not less than 3 year period of time; and in anticipation of Founder’s continuance contributions to Qingdao Shoes Group including BVICo, Glory Reach and Qingdao Shoes , if Qingdao Shoes Group meet certain thresholds of the revenue conditions, Founder shall have an option to acquire all of the shares of BVICo during a 3 year vesting period (the “Option”). In addition, Incentive Option Agreement also provides that the Foreign Passport Holder shall not dispose any of the shares of BVICo without Founder’s consent.

After Wang Tao exercises this option, the Founder, will, through his ownership of BVICo, be our controlling stockholder. His acquisition of our equity interest, or the Acquisition, is required to be registered with the competent administration of industry and commerce authorities, or AIC, in Beijing. The Founder will also be required to make filings with the SAFE to register the Company and its non-PRC subsidiaries to qualify them as SPVs, pursuant to Circular 75 and Circular 106.

The PRC regulatory authorities may take the view that the Acquisition and the Share Exchange Agreement are part of an overall series of arrangements which constitute a Round-trip Investment, because at the end of these transactions, the Founder will become majority owner and effective controlling party of a foreign entity that acquired ownership of our Chinese subsidiaries. The PRC regulatory authorities may also take the view that the registration of the Acquisition with the relevant AIC in Beijing and the filings with the SAFE may not be evidence that the Acquisition has been properly approved because the relevant parties did not fully disclose to the AIC, SAFE or MOFCOM the overall restructuring arrangements, the existence of the Share Exchange Agreement and its link with the Acquisition. If the PRC regulatory authorities take the view that the Acquisition constitutes a Round-trip Investment under the 2006 M&A Rules, we cannot assure you we may be able to obtain the approval required from MOFCOM.

If the PRC regulatory authorities take the view that the Acquisition constitutes a Round-trip Investment without MOFCOM approval, they could invalidate our acquisition and ownership of our Chinese subsidiaries. Additionally, the PRC regulatory authorities may take the view that the Acquisition constitutes a transaction which requires the prior approval of the China Securities Regulatory Commission, or CSRC, before MOFCOM approval is obtained. We believe that if this takes place, we may be able to find a way to re-establish control of our Chinese subsidiaries’ business operations through a series of contractual arrangements rather than an outright purchase of our Chinese subsidiaries. But we cannot assure you that such contractual arrangements will be protected by PRC law or that the registrant can receive as complete or effective economic benefit and overall control of our Chinese subsidiaries’ business than if the Company had direct ownership of our Chinese subsidiaries. In addition, we cannot assure you that such contractual arrangements can be successfully effected under PRC law. If we cannot obtain MOFCOM or CSRC approval if required by the PRC regulatory authorities to do so, and if we cannot put in place or enforce relevant contractual arrangements as an alternative and equivalent means of control of our Chinese subsidiaries, our business and financial performance will be materially adversely affected.

If we make equity compensation grants to persons who are PRC citizens, they may be required to register with the State Administration of Foreign Exchange of the PRC, or SAFE. We may also face regulatory uncertainties that could restrict our ability to adopt an equity compensation plan for our directors and employees and other parties under PRC law.

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also known as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007. We intend to adopt an equity compensation plan in the future and make option grants to our officers and directors, most of who are PRC citizens. Circular 78 may require our officers and directors who receive option grants and are PRC citizens to register with SAFE. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming. If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected. "

Under the New EIT Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.

Under the New EIT Law effective on January 1, 2008, an enterprise established outside China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the New EIT Law and its implementation non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

We may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2009 tax year.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties and we make most of our sales in China. PRC also strictly prohibits bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents or distributors of our Company, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

RISKS RELATED TO THE MARKET FOR OUR STOCK

Our common stock is quoted on the OTC Bulletin Board, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board. The OTC Bulletin Board is a significantly more limited market than established trading markets such as the New York Stock Exchange or NASDAQ. The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential shareholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. We plan to list our common stock as soon as practicable. However, we cannot assure you that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is a “penny stock” and is subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule required by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Provisions in our Certificate of Incorporation and Bylaws or Delaware law might discourage, delay or prevent a change of control of us or changes in our management and, therefore depress the trading price of the common stock.

Our Certificate of Incorporation authorizes our board of directors to issue up to 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors without further action by stockholders. These terms may include preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

In addition, Delaware corporate law and our Certificate of Incorporation and Bylaws also contain other provisions that could discourage, delay or prevent a change in control of our Company or changes in its management that our stockholders may deem advantageous. These provisions:

•
deny holders of our common stock cumulative voting rights in the election of directors, meaning that stockholders owning a majority of our outstanding shares of common stock will be able to elect all of our directors;

•	require any stockholder wishing to properly bring a matter before a meeting of stockholders to comply with specified procedural and advance notice requirements; and

•	allow any vacancy on the board of directors, however the vacancy occurs, to be filled by the directors.

We do not intend to pay dividends for the foreseeable future.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

Our controlling stockholder holds a significant percentage of our outstanding voting securities, which could hinder our ability to engage in significant corporate transactions without his approval.

Swift Dynamic Ltd., which is run by Mr. Tao Wang, is the beneficial owner of approximately 63% of our outstanding voting securities. As a result, Swift Dynamic Ltd., and Mr. Tao Wang possess significant influence, giving them the ability, among other things, to elect a majority of our board of directors and to authorize or prevent proposed significant corporate transactions. Their ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

ITEM 2.	PROPERTIES

Our principal executive offices are in Jimo, China.

Certificate No.	Jin Guo Yong (2007) 534
User of the Land	Wang Tao
Location	West #1 Huashan Road., Jimo City, Shandong Province
Usage	Industrial
Area (sqm)	14,225
Form of Acquisition	By means of transfer
Expiration Date	12/28/2052

The Company leases one of its stores from Mr. Tao Wang under a four-year operating lease expiring August 2011. For the years ended December 31, 2009 and 2008, rent expense of $ 17,298 and $17,298, respectively, was included in total rent expense for the respective years. The Company leases one of its warehouse buildings to Weidong Liang, brother-in-law of Mr. Tao Wang, for three years starting May 2008. Per the agreement, the lessee shall pay equal amount of advertising expense on behalf of the lessor as the lease payment. For the year ended December 31, 2009, the Company recorded other income of $57,660 from leasing the aforementioned building and advertising expense.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

For fiscal year 2009, the Company's common stock is not trading on any public trading market or stock exchange.

Approximate Number of Holders of Our Common Stock

As of March 30, 2010, there were approximately 256 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

Dividend Policy

We have not declared or paid any cash dividends on our common stock. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Substantially all of our revenues are earned by Qingdao Shoes, our PRC subsidiary. PRC regulations restrict the ability of our PRC subsidiary to make dividends and other payments to its offshore parent company. PRC legal restrictions permit payments of dividend by our PRC subsidiary only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiary is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiary to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the year ended December 31, 2009, we did not have any sales of securities that were not registered under the Securities Act of 1933, as amended.

On February 12, 2010, we issued 10,000 shares of our Series A Convertible Preferred stock (“Series A Preferred Stock”) to the shareholders of Glory Reach. The total consideration for the 10,000 shares of our Series A Convertible Preferred stock was 10,000 ordinary shares of Glory Reach, which is all the issued and outstanding capital stock of Glory Reach. The number of our shares issued to the shareholders of Glory Reach was determined based on an arms-length negotiation. The issuance of our shares to these shareholders was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering and Regulation D promulgated thereunder.

On February 10, 2010, we issued 3,136,768 shares of common stock to our landlord to extinguish approximately $47,052 of debt owed to Callaway Properties, our pre reverse acquisition landlord. Callaway Properties’ sole shareholder is Mary Passalaqua, wife of the Company’s director and former secretary Joseph Passalaqua.

We issued securities in reliance upon Rule 506 of Regulation D of the Securities Act. These shareholders who received the securities in such instances made representations that (a) the shareholder is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) the shareholder agrees not to sell or otherwise transfer the purchased shares unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (c) the shareholder has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in us, (d) the shareholder had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (e) the shareholder has no need for the liquidity in its investment in us and could afford the complete loss of such investment. Management made the determination that the investors in instances where we relied on Regulation D are accredited investors (as defined in Regulation D) based upon management’s inquiry into their sophistication and net worth. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

In instances described above where we indicate that we relied upon Section 4(2) of the Securities Act in issuing securities, our reliance was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offeree and us.

Purchases of Our Equity Securities

No repurchases of our common stock were made during the fourth quarter of our fiscal year ended December 31, 2009.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

During the fiscal year 2009, Datone, Inc. was a provider of both privately owned and company owned payphones (COCOT’s) and stations in New York. The Company receives revenues from the collection of the payphone coinage, a portion of usage of service from each payphone and a percentage of long distance calls placed from each payphone from the telecommunications service providers. In addition, the Company also receives revenues from the service and repair of privately owned payphones, sales of payphone units.

Acquisition of Glory Reach

On February 12, 2010, we completed a reverse acquisition transaction through a share exchange with Glory Reach and the shareholders of Glory Reach (the “Shareholders”), whereby we acquired 100% of the issued and outstanding capital stock of Glory Reach in exchange for 10,000 shares of our Series A Preferred Stock, which constituted 97% of our issued and outstanding capital stock on an as-converted to common stock basis as of and immediately after the consummation of the reverse acquisition. As a result of the reverse acquisition, Glory Reach became our wholly-owned subsidiary and the Shareholders became our beneficially controlling stockholders. The share exchange transaction with Glory Reach was treated as a reverse acquisition, with Glory Reach as the acquirer and Datone, Inc. as the acquired party.

As a result of our acquisition of Glory Reach, we now own all of the issued and outstanding capital stock of Glory Reach, which in turn owns all of the outstanding capital stock of Qingdao Shoes.

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

Revenue Recognition Policies

During 2009 and 2008, the Company derived its primary revenue from the sources described below, which includes dial around revenues, coin collections, and telephone equipment repairs and sales. Other revenues generated by the company include, and commissions.

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

TWELVE MONTHS ENDED DECEMBER 31, 2009 COMPARED WITH TWELVE MONTHS ENDED DECEMBER 31, 2008

Revenue

Our total revenue decreased by $4,997 or approximately 4%, from $121,436 in the twelve months ended December 31, 2008 to $116,439 in the twelve months ended December 31, 2009. This decrease was primarily attributable to a decrease in coin revenue and payphone service revenue as well as a reduced number of payphones coupled with increased competition from wireless communication service.

Our commissions increase by $2,596 or approximately 28%, from $9,416 in the twelve months ended December 31, 2008 to $12,012 in the twelve months ended December 31, 2009. This increase was primarily attributable to a higher volume of payphones usage in our network.

Our coin call revenue decreased by $2,111 or approximately 6%, from $36,901 in the twelve months ended December 31, 2008 to $34,790 in the twelve months ended December 31, 2009. The decrease in coin call revenue was primarily attributable to a reduced number of payphones in the network.

Our non-coin call revenue, which consists primarily of dial-around revenue, increased $3,695 or approximately 7% from $52,696 in the twelve months ended December 31, 2008 to $49,001 in the twelve months ended December 31, 2009. This increase was primarily attributed to a higher volume of toll free calling (ex. 1-800,1-888,1-877,1-866 calls) in this quarter.

Service and Repair Sales decreased by $1,787 or approximately 8% to $20,636 for the twelve months ended December 31, 2009 from $22,423 for the same period in 2008. This decrease is due to less payphones to repair and service because the number of payphones have decreased, the number of payphones breaking down and requiring repair is consequently less. We only receive service revenue for company-owned payphones and repair revenue for privately-owned payphones. Some privately-owned payphones represent unprofitable locations that we previously owned but have since sold to the site owner.

Cost of Revenue

Our overall cost of revenue increased by $3,341 or approximately 12%, from $27,346 in the twelve months ended December 31, 2008 to $30,687 in the twelve months ended December 31, 2009. This increase in our overall cost of revenue is primarily a decrease in telecommunication costs.

Our telecommunication costs increased by $3,342 or approximately 13% from $26,692 in the twelve months ending December 31, 2008 to $30,034 for the twelve months ending December 31, 2009. Our ongoing strategy is to identify and remove unprofitable payphones. Once a low revenue payphone is identified, we offer the site owner an opportunity to purchase the equipment. If the site owner does not purchase the payphone, we remove it from the site, which is evidenced by our decreased telecommunication costs as a result of removing phones for the twelve months ended December 31, 2009 over the same period in 2008. At the same time, our plan is to continue to look out for ideal locations with high traffic to install our payphones.

Depreciation expense remained constant at $653 in the twelve months ending December 31, 2009 and 2008. This is due to certain assets being fully depreciated and our ongoing strategy of identifying unprofitable payphones, and selling them to the site owners. Once a payphone is sold to the site owner, it is removed from our assets and depreciation schedules. We own telephone equipment and motor vehicles, which provide a service for a number of years. The term of service is commonly referred to as the “useful life” of the asset. Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of the long-lived asset is reported as an expense during the cost of an asset to expense over its life in a rational and systematic manner.

Our commissions expense increased by $4,902 or approximately 920% to $4,369 in the twelve months ending December 31, 2009 from ($533) in the twelve months ending December 31, 2008. This increase was due to new location who receives a monthly commission.

Operating Expenses

Operating expenses decreased by $9,634 or approximately 5% to $173,064 for the twelve months ended December 31, 2009 compared to $182,698 for the same period in 2008. This was due to the fees we pay our accountants and attorneys for performing they’re services.

Salaries and related payroll taxes decreased by $5,654 or approximately 8% to $43,103 for the twelve months ended December 31, 2009 compared to $48,757 for the same period in 2008. This decrease is due to the employee taking less payroll in 2009.

Our insurance expense decreased by $6,246 or approximately 93% to $469 for the twelve months ended December 31, 2009 compared to $6,715 for the same period in 2008. This decrease was due to a decrease in insurance premiums and cancellation of a policy.

Professional fees increased by $835 or approximately 2% to $48,395 for the twelve months ended December 31, 2009 compared to $47,560 for the same period in 2008. This decrease is due to a decrease in fees we pay to accountants and attorneys throughout the year for performing various tasks.

Our telephone, utilities, office, and vehicle expenses, together account for a decrease of $4,227 or approximately 17% to $21,297 for the twelve months ended December 31, 2009 compared to $25,524 for the same period in 2008.

Interest Expense

Interest expense, increased $31,740 or approximately 105% to $61,923 for the twelve months ended December 31, 2009 from $30,183 for the twelve months ended December 31, 2008. This increase was due to more interest-rate debt.

Net Loss from Operations

We had a net loss of $144,390 for the twelve months ended December 31, 2009 as compared to a net loss of $118,791 for the twelve months ended December 31, 2008. The increase is related to the reasons stated above.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance the costs of our operations and to make capital expenditure.

We had no cash on hand as of December 31, 2009 and 2008.

We believe that we will continue to need investing and financing activities to fund operations.

Net cash used in operating activities was $37,042 during the twelve month period ended December 31, 2009, mainly representative of the decrease in accounts payable and net loss incurred during 2009. This compares to net cash used in operating activities of $37,527 for the twelve month period ended December 31, 2008 which resulted from a decrease in accounts payable.

Net cash provided by investing activities was $200 during twelve month period ended December 31, 2009, representing a sale of equipment. This compares to net cash provided by financing activities of $0 for the twelve month period ended December 31, 2008.

Net cash provided by financing activities was $36,842 during twelve month period ended December 31, 2009, mainly representing the proceeds from related party notes. This compares to net cash provided by financing activities of $37,527 for the twelve month period ended December 31, 2008 due to proceeds from related party notes.

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

Working Capital

As of December 31, 2009, we had current assets of $25,046 and current liabilities of $639,575 which result in working deficit of $614,529 compared to a working deficit of $537,506 as of December 31, 2008.

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

Revenue Recognition Policies

For the fiscal year 2009, the Company derives its primary revenue from the sources described below, which includes dial around revenues, coin collections, and telephone equipment repairs and sales. Other revenues generated by the company include commissions.

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

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

Recent Accounting Pronouncement

In June 2008, the FASB finalized FASB ASC 815-40-15, which outlines a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. FASB ASC 815-40-15 is effective for fiscal years beginning after December 15, 2008. The adoption of FASB ASC 815-40-15 did not have an impact on our financial position, results of operations or cash flows.

In May 2009, the FSAB issued FASB ASC 855 which is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date–that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. ASC 855 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009.

In July 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance relating to the “FASB Accounting Standards Codification” at FASB ASC 105, as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The codification is effective for interim periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB ASC 105. All other accounting literature not included in the Codification is non-authoritative. The adoption of FASB ASC 105 did not impact our results of operations, financial position or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

Consolidated Financial Statements

The financial statements required by this item begin on page F-1 hereof.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), its principal executive officer, and Chief Financial Officer (“CFO”), its principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2009. Based on that evaluation, the CEO and CFO concluded that there had been improvements of the Company’s disclosure controls and procedures and the manner in which information that is required to be disclosed in Exchange Act report is reported within the time period specified in the SEC’s rule and forms. CEO has concluded that our disclosure controls and procedures were not effective as of December 31, 2009.

Management’s Annual Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

(1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The management designed an evaluation process that meets the needs of its company and that provides reasonable assurance for its assessment based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In connection with their review of our internal controls over financial reporting for the fiscal year ended December 31, 2009, our management concluded that, as of December 31, 2009, our internal control over financial reporting was not effective.

This Annual Report on Form 10-K does not, nor is required to, include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in internal control over financial reporting

In order to further enhance our disclosure and internal controls, the Company has hired financial consultants to assist management in evaluating complex accounting issues on an as-needed basis, and the implementation of systems to improve control and review procedures over all financial statement and account balances.

ITEM 9B.	OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K but not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Prior to the consummation of the share exchange with Glory Reach, our board of directors consisted of three directors, Craig H. Burton, Joseph J. Passalaqua, and Joseph Meuse (the “Current Directors”). On February 12, 2010, the Current Directors have submitted a letter of resignation and Tao Wang, Renwei Ma, and Lanhai Sun have been appointed to our board of directors (the “Incoming Directors”). The resignation of the Current Directors and appointment of the Incoming Directors both became effective 10 days after the filing and mailing of the Schedule 14f-1 (the “Effective Date”). On February 12, 2010, the board of directors appointed the new executive officers as listed below.

NAME	AGE	POSITION
Tao Wang(1)	39	Director and Chief Executive Officer
Renwei Ma(1)	43	Director and General Counsel
Fang Sui	28	Chief Financial Officer, Controller
Wenmao Shi	39	Chief Operating Officer
Zhengdian Xing	33	Vice President, Sales
Xianfu Qiao	47	Sourcing and Design Manager
Lanhai Sun(1)	39	Director
Craig H. Burton(2)	46	Director
Joseph J. Passalaqua(2)	36	Director
Joseph Meuse(2)	39	Director

(1)  Will become a director on the Effective Date.
(2)  Current director until the Effective Date.

Tao Wang   Mr. Wang has been the company’s CEO and founder since March 10, 2003. Before founding Hongguan, Mr. Wang was engaged in variety of capacities involving branding, strategic marketing and sales of footwear since 1992. Mr. Wang has over 18 years experience in shoe industry.

Renwei Ma Mr. Ma is the company legal representative since the founding of the Hongguan in March 2003. Prior becoming Hongguan’s legal representative, he was self-employed, as well worked in the shoe industry. He obtained a bachelor degree in Marketing.

Fang Sui Ms. Sui joined Hongguan in March 2003. She is responsible for the company’s financial information. She holds a bachelor’s degree, and she is a registered accountant.

Wenmao Shi Mr. Mao has been with the Company in the sales department since inception in March 2003. Prior joining Hongguan, Mr. Mao was a director of sales at Qingdao Double Star Group. Mr. Mao has over 18 years of sales experience, and obtained a bachelor degree in 1992, majoring in Economics.

Zhengdian Xing Mr. Xing is a Sales Manager and has been with the Company since March , 2003. Prior joining Hongguan, Mr. Mao was previously an entrepreneur in the footwear industry since 1998. Mr. Xing has over 10 years of sales experience, and obtained a bachelor degree in 1998, majoring in Sales and Marketing.

Xianfu Qiao, Mr. Qiao has been the Company’s Development Manager since March , 2003. Prior joining Hongguan, Mr. Mao was self-employed, he has worked in the shoe industry in a variety of capacities since 1986. Mr. Qiao has over 20 years of industry experience.

Lanhai Sun, Mr. Sun has been working as the Company’s financial consultant since 2005, and he has invested and owns several Hongguan outlets. He also acts as general manager at Shandong Huibo Import & Export Co.,Ltd and Qingdao Xingguang Import &Export Co., Ltd.

Craig Burton, Mr. Burton has served as President and director of Datone, Inc. since August, 2000. On February 12, 2010 Mr. Burton resigned as President of Datone. Mr. Burton attended the University of South Carolina-Coastal and was a licensed real estate agent in the State of New York. He began working in marketing for a long distance carrier in 1996 and in 1999, Mr. Burton became Director of Marketing for Datone Communications, Inc., an owner of payphones and distributor of prepaid calling cards. Datone was acquired by USIP in January, 2000. Mr. Burton served as President and a director of USIP.Com from January 2000-2006. Additionally, Mr. Burton was secretary and director of NB Telecom,Inc. from December 2005-2008.

Joseph J. Passalaqua, Mr. Passalaqua has served as our secretary and director since August 2000. On February 12, 2010 Mr. Passalaqua resigned as Secretary of Datone. Since 1999, Mr. Passalaqua has worked as a trainer at Sports Karate and fitness training company located in Cicero, New York. Mr. Passalaqua is a high school graduate.

Joseph Meuse, Mr. Meuse has served as a director of Datone since January 25, 2010. Mr. Meuse has been involved with corporate restructuring since 1995. He is the Managing Member of Belmont Partners, LLC and was previously a Managing Partner of Castle Capital Partners. Additionally, Mr. Meuse maintains a position as a Board Member of numerous public companies. Mr. Meuse attended the College of William and Mary.

Family Relationships

There is no family relationship among any of our officers or directors.

Board Composition and Committees

Audit, Nominating, Compensation Committees and Director Independence

Our board of directors currently has no independent directors and does not have standing audit, nominating or compensation committees as of the date hereof and the entire board is performing the functions normally associated with an audit, nominating and compensation committee. However, we anticipate the Company will in the future seek to form audit and other board committees in a manner consistent with Nasdaq listed companies in the future.

Executive and Director Compensation Determination

Prior to our reverse acquisition of Glory Reach, our operating subsidiaries were private limited companies organized under the laws of the PRC, and in accordance with PRC regulations, the salary and bonus of our executive officers was determined by our shareholders.

Going forward, the board of directors will annually review the performance and total compensation package for the Company’s executive officers, including the Chief Executive Officer; consider the modification of existing compensation, and the adoption of new plans.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, none of the required parties are delinquent in their Section 16(a) filings, except for the following executive officers who have not filed a Form 3: Tao Wang, Renwei Ma, Fang Sui, Wenmao Shi, Zhengdian Xing, and Xianfu Qiao.

Involvement in Certain Legal Proceedings

The Company is not aware of any legal proceedings in which any director, officer, or any owner of record or beneficial owner of more than five percent of any class of voting securities of the Company, or any affiliate of any such director, officer, affiliate of the Company, or security holder, is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Tao Wang, Chief Executive Officer	2008	8,088	3,676	11,764
	2009	8,088	3,676	11,764
Craig Burton, former President	2008	40,040	0	40,040
	2009	40,040	0	40,040

(1)
On February 12, 2010, we acquired Glory Reach in a reverse acquisition transaction that was structured as a share exchange and in connection with that transaction, Mr. Tao Wang became our Chief Executive Officer. Prior to the effective date of the reverse acquisition, Mr. Craig Burton served as President of Datone.

Summary of Employment Agreements and Material Terms

Prior to our reverse acquisition of Glory Reach, our operating subsidiaries were private limited companies organized under the laws of the PRC, and in accordance with PRC regulations, the salary and bonus of our executives was determined by our shareholders.

Other than the salary and necessary social benefits required by the government, we currently do not provide other benefits to the officers at this time. Our executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control.

We have not provided retirement benefits (other than a state pension scheme in which all of our employees in China participate) or severance or change of control benefits to our named executive officers.

Outstanding Equity Awards at Fiscal Year End

For the year ended December 31, 2009, no director or executive officer has received equity compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although we anticipate that we will compensate our officers and directors for services to us with stock or options to purchase stock, in lieu of cash.

Compensation of Directors

No member of our board of directors received any compensation for his services as a director during the year ended December 31, 2009 and currently no compensation arrangements are in place for the compensation of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of February 12, 2010 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 269 First Huashan Road, Jimo City, Qingdao, Shandong, China. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them. The information in this table is as of February 12, 2010 based upon (i) 8,100,000 shares of common stock outstanding and (ii) 10,000 shares of Series A convertible Preferred Stock outstanding.

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership		Percent Series A Preferred Stock	Percent Common Stock	Percent of Combined Voting Power of Common Stock and Series A Preferred Stock (1)

		Officers and Directors

Tao Wang	Chief Executive Officer	Series A Convertible Preferred Stock	6,495	(2)	65.0%	-%	63.0%

Joseph Meuse 360 Main Street PO Box 393 Washington, Virginia 22747	Director	Series A Convertible Preferred Stock	873		8.7	-	8.5

Craig Burton	Director	Common Stock	115,000		-	1.4	*

Joseph J. Passalaqua	Director	Common Stock	120,000		-	1.5	*

All officers and directors as a group (2 persons named above)		Series A Convertible Preferred Stock	7,368		73.7	2.9
		Common Stock	235,000				71.6

		5% Security Holders

Swift Dynamic Limited P.O. Box 957, Offshore Incorporations Centre, Road Town, British Virgin Islands		Series A Convertible Preferred Stock	6,495	(2)	65.0	-	63.0

Greenwich Holdings, LLC (3) 106 Glenwood Drive Liverpool NY 13090		Common Stock	6,792,781	(3)	-	83.9	2.5

William Luckman 360 Main Street PO Box 393 Washington, Virginia 22747		Series A Convertible Preferred Stock	874		8.7	-	8.5

* Less than 1%

(1) Common Stock shares have one vote per share.  Shares of Series A Convertible Preferred Stock will automatically convert into shares of common stock on the basis of one share of Series A Preferred Stock for 970 shares of common stock upon the effectiveness of a planned 1-for-27 reverse split of our outstanding common stock, which we expect to become effective in or about March 2010.  Holders of Series A Preferred Stock vote with the holders of common stock on all matters on an as-converted to common stock based on an assumed post 1-for-27 reverse split basis.

(2) Based on 6,495 shares of Series A Convertible Preferred held by Swift Dynamic Limited, a British Virgin Islands limited company.  Tao Wang serves as Chief Executive Officer and Director of Swift Dynamic Limited.

(3) Based on 6,792,781 shares of Common Stock held by Greenwich Holdings, LLC.  Greenwich Holdings, LLC is a New York limited liability company that is owned by Joseph C. Passalaqua, a resident of Liverpool, New York.

Changes in Control

On February 12, 2010, the Company and its stockholders entered into the Exchange Agreement with Glory Reach, Glory Reach Shareholders, Greenwich Holdings LLC, and Qingdao Shoes.  Pursuant to the Exchange Agreement, the Company acquired all of the outstanding shares of Glory Reach from the Glory Reach Shareholders (the “Interests”); and the Glory Reach Shareholders transferred and contributed all of their Interests to us. In exchange, we issued to the Glory Reach Shareholders, their designees or assigns, 10,000 shares of our Series A Convertible stock, which constituted 97% of our issued and outstanding capital stock on an as-converted to common stock basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement.  Therefore, Glory Reach became a wholly-owned subsidiary of the Company. The Share Exchange resulted in a change in control of the Company.

Further and in connection with the Share Exchange, on February 12, 2010 Craig H. Burton, our former President and current Director, Joseph J. Passalaqua, our former Secretary and current Director, and Joseph Meuse, our Director, submitted a resignation letter pursuant to which they resigned from all offices that they held effective immediately and from their position as our directors that became effective on the tenth day following the mailing by us of this Schedule 14f-1. In addition, our board of directors on February 12 appointed Tao Wang (Chairman), Renwei Ma and Lanhai Sun to fill the vacancies created by such increase, which appointments became effective upon the effectiveness of the resignation of Craig H. Burton, Joseph J. Passalaqua, and Joseph Meuse on the tenth day following the mailing by us of this Schedule 14f-1.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2007 year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Mr. Tao Wang entered into the contract with the Company to assume fiscal responsibilities for all tax liabilities recorded and potential penalties relating to all tax liabilities before December 31, 2009. As of December 31, 2008 and 2007, the assumed amount was $3,799,872 and $2,620,236, respectively, which mainly included VAT tax payable and income tax payable. As of September 30, 2009 the assumed amount was $3,464,650. According to PRC tax law, late or deficient tax payment could subject to significant tax penalty. On December 25, 2009, the local tax authority in Jimo City issued a “Tax Review Report”, stating that the tax authority reviewed the Company’s income tax, VAT tax, stamp tax and invoices for the period between June 2006 and November 2009 and noted that the Company had paid off all its tax liability by December 21, 2009.

The Company leases one of its stores from Mr. Tao Wang under a four-year operating lease expiring August 2011. For the years ended December 31, 2008 and 2007, related party rent expense of $17,298 and $15,800, respectively, was included in total rent expense of the year.

The Company leases one of its warehouse buildings to Weidong, Liang, brother-in-law of Mr. Tao Wang, for three years starting May 2008. Per the agreement, the lessee shall pay equal amount of advertising expense on behalf of the lessor as the lease payment. For the year ended December 31, 2008, the Company recorded other income of $57,660 from leasing the aforementioned building and advertising expense of $57,660.

Prior to the acquisitions of Datone the Company loaned Mr. Tao Wang amounts of $222,108 and $4,373,588 at September 30, 2009 and December 31, 2008, respectively. As of the date of this filing, all balances loaned by the Company to Mr. Tao Wang have been repaid and no loans to Mr. Tao Wang are outstanding.

Insider Transactions Policies and Procedures

The Company does not currently have an insider transaction policy.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Public Accountants

MaloneBailey, LLP served as our independent registered public accountants for the fiscal years ended December 31, 2009 and 2008.

During the fiscal years ended December 31, 2009 and December 31, 2008, fees for services provided by MaloneBailey, LLP, respectively were as follows:

	Years Ended December 31,
	2009	2008
Audit Fees	$20,000	$18,500
Audit-Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total	$20,000	$18,500

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by Yu and Associates CPA Corporation for our consolidated financial statements as of and for the year ended December 31, 2008.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

Exhibits (including those incorporated by reference).

Exhibit No.	Description	Footnote Reference
2.1	Share Exchange Agreement, dated February 12, 2010, among the Datone, Glory Reach International Limited, Qingdao Shoes, the shareholders of Glory Reach International Limited, and Greenwich Holdings LLC.	(2)
3.1	Amended and Restated Certificate of Incorporation.	(1)
3.2	Bylaws	(1)
3.3	Certificate of Designation of Series A Voting Convertible Preferred Stock, as filed with the Delaware Secretary of State on February 11, 2010.	(2)

10.1	Form of Distributer Contract (translated)	(2)
10.2	Form of Purchase Contract (translated)	(2)
10.3	Asset Transfer Agreement between Qingdao Shoes and Tao Wang (translated)	(2)
10.4	Form of Director Indemnification Agreement	(2)
10.5	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations	(2)
21.1	Subsidiaries of the Company	*
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*      Filed herewith
(1)	Filed as an exhibit to the Company’s registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on February 1, 2008, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on February 12, 2010, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATONE, INC.

By:	/s/ Tao Wang
Tao Wang
Chief Executive Officer

Date: March 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Each person whose signature appears below hereby authorizes Tao Wang as attorneys-in-fact to sign on his behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this annual report on Form 10-K.

Signature	Capacity	Date

/s/ Tao Wang	Chief Executive Officer and Director	March 30, 2010
Tao Wang	(Principal Executive Officer)

/s/ Fang Sui	Chief Financial Officer (Principal Financial	March 30, 2010
Fang Sui	Officer and Principal Accounting Officer)

/s/ Renwei Ma	Director	March 30, 2010
Renwei Ma

/s/ Lanhai Sun	Director	March 30, 2010
Lanhai Sun

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Datone, Inc.
Liverpool, NY

We have audited the accompanying consolidated balance sheets of Datone, Inc. and Subsidiary (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/  MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

March 30, 2010

DATONE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Current Assets
Commissions and sales receivable, net	$25,046	$29,151
Total Current Assets	25,046	29,151

Vehicles, net of accumulated depreciation of $66,259 and	-	-
$65,606, respectively	5,016	5,669

TOTAL ASSETS	$30,062	$34,820

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$118,252	$148,447
Accounts payable - related parties	2,095	-
Bank overdraft	8,402	8,313
Accrued liabilities	76,102	64,572
Short-term debt	-	7,091
Short-term debt - related parties, net of unamortized
discounts of $12,159 and $0, respectively	434,724	338,234
Total Current Liabilities	639,575	566,657

STOCKHOLDERS' DEFICIT
Common Stock, .0001 par value 100,000,000 shares
authorized, 4,963,226 shares issued and outstanding	496	496
Additional paid-in capital	1,754,585	1,687,871
Accumulated deficit	(2,364,594)	(2,220,204)
Total Stockholders' Deficit	(609,513)	(531,837)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$30,062	$34,820

The accompanying notes are an integral part of these consolidated financial statements.

DATONE, INC.AND SUBSIDIARY
CONSOLIADTED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2009	2008

REVENUE	$116,439	$121,436

COST OF REVENUE
Depreciation	653	654
Cost of revenue	30,034	26,692
Total cost of revenue	30,687	27,346

Gross profit	85,752	94,090

OPERATING EXPENSES:
General and administrative	173,264	182,698
Gain on sale of equipment	(200)	-
Total operating expenses	173,064	182,698

Loss from operations	(87,312)	(88,608)

OTHER INCOME (EXPENSES)
Forgiveness of debt	4,845	-
Interest expense	(61,923)	(30,183)
Total other income (expenses)	(57,078)	(30,183)

NET LOSS	$(144,390)	$(118,791)

Net Loss Per Share - Basic and Diluted	$(0.03)	$(0.02)

Weighted Common Shares Outstanding -
Basic and Diluted	4,963,226	4,963,226

The accompanying notes are an integral part of these consolidated financial statements.

DATONE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2007	4,963,226	$496	$1,600,571	$(2,101,413)	$(500,346)

Imputed interest	-	-	21,300	-	21,300
Extinguishment of related party debt	-	-	66,000	-	66,000
Net Loss	-	-	-	(118,791)	(118,791)

Balances at December 31, 2008	4,963,226	496	1,687,871	(2,220,204)	(531,837)

Imputed interest	-	-	32,714	-	32,714
Debt discount from beneficial conversion feature	-	-	34,000	-	34,000
Net Loss	-	-	-	(144,390)	(144,390)

Balances at December 31, 2009	4,963,226	$496	$1,754,585	$(2,364,594)	$(609,513)

The accompanying notes are an integral part of these consolidated financial statements.

DATONE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(144,390)	$(118,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	653	653
Amortization of debt discount	21,841	-
Imputed interest	32,714	21,300
Forgiveness of debt	(4,845)	-
Related party debt issued for rent expense	60,000	60,000
Related party debt issued for interest expense	9,650	2,731
Gain on sale of equipment	(200)	-
Changes in operating assets and liabilities:
Receivables	4,105	6,832
Prepaid expenses	-	35
Accounts payable	(30,195)	(23,839)
Accrued expenses	11,530	13,552
Accounts payable - related party	2,095	-
Net Cash Used in Operating Activities	(37,042)	(37,527)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	200	-
Net Cash Provided by Investing Activities	200	-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank Overdraft	89	4,773
Proceeds from related party debt	39,000	36,000
Payments made on debt	(2,247)	(3,246)
Net Cash Provided by Financing Activities	36,842	37,527

Net Change in Cash	-	-
Cash at Beginning of Period	-	-
Cash at End of Period	$-	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$94	$5,585

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discount from beneficial conversion feature	$34,000	$-
Forgiveness of related party debt	-	66,000

The accompanying notes are an integral part of these consolidated financial statements.

DATONE, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Datone, Inc. was originally incorporated on August 9, 2000 under the laws of the State of Delaware. Datone operated as a wholly-owned subsidiary of USIP. On August 24, 2006 USIP spun-off its subsidiary companies, one of which was Datone Inc. On February 1, 2008, Datone filed a Form 10-SB registration statement. On November 13, 2008, Datone went effective. Datone has 100,000,000 shares of stock authorized and a wholly owned Subsidiary Datone Tel., Inc.

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

Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Property and Equipment

Property and equipment is stated at cost. Depreciation is calculated on a straight-line basis over the useful lives of the related assets, which range from five to seven years. Depreciation expense for the years ended December 31, 2009 and 2008 was $653 and $654, respectively.

Income Taxes

Income taxes are accounted for in accordance with FASB ASC 740, under which deferred income taxes are recognized using the asset and liability method by applying tax rates to cumulative temporary differences based on when and how they are expected to affect the tax return. Deferred tax assets and liabilities are adjusted for income tax rate changes.

Revenue Recognition

Datone derives its primary revenue from the sources described below, which includes dial around revenues, coin collections, and telephone equipment repairs and service. Other revenues generated by Datone include phone card sales, and commissions.

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

Recently Issued Accounting Pronouncements

In June 2008, the FASB finalized FASB ASC 815-40-15, which outlines a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. FASB ASC 815-40-15 is effective for fiscal years beginning after December 15, 2008. The adoption of FASB ASC 815-40-15 did not have an impact on Datone’s financial position, results of operations or cash flows.

In May 2009, the FSAB issued FASB ASC 855 which is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date–that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. ASC 855 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009.

In July 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance relating to the “FASB Accounting Standards Codification” at FASB ASC 105, as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The codification is effective for interim periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB ASC 105. All other accounting literature not included in the Codification is non-authoritative. The adoption of FASB ASC 105 did not impact Datone’s results of operations, financial position or cash flows.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates Datone as a going concern. However, Datone has sustained substantial operating losses in recent years and has a working capital deficit of $614,529 and an accumulated deficit of $2,364,594 as of December 31, 2009. These conditions raise substantial doubt as to Datone’s ability to continue as a going concern. Datone’s ability to continue as a going concern is dependent upon obtaining the additional capital as well as additional revenue to be successful in its planned activity. Datone is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of Datone have committed to meeting its minimal operating expenses. Management believes that actions presently being taken to revise Datone’s operating and financial requirements provide them with the opportunity to continue as a going concern.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Datone has six notes payable to Joseph Passalaqua, a Director and shareholder of Datone. The notes are due on demand, unsecured and carry interest ranging from 10% to 18% per annum which is compounded on the unpaid principal and interest. The outstanding principal and interest on the notes was $52,359 and $38,730 as of December 31, 2009 and 2008, respectively.

Datone also has six convertible notes payable to Joseph Passalaqua. The notes were issued between April 30, 2009 and November 25, 2009. They are unsecured and bear interest at 8% per annum which is compounded on the unpaid principal and interest. The notes are convertible into common shares of Datone at a rate of $0.001 per share and mature between November 1, 2009 and May 26, 2010. The outstanding principal and interest on the notes was $35,021 as of December 30, 2009.

Datone leases office space from the wife of Joseph Passalaqua (Callaway Properties) at a monthly rate of $5,000. The rent expense is accrued as a related party note payable that is unsecured, due on demand and does not bear interest. Datone imputed interest on the note payable at a rate of 10% per annum. Imputed interest expense was $32,714 and $21,300 for the years ended December 31, 2009 and 2008, respectively. The unpaid balance on the loan was $359,503 and $299,503 as of December 31, 2009 and 2008, respectively.

NOTE 4 - DEBT

A summary of the debt outstanding at December 31, 2009 and December 31, 2008 is as follows:

	December 31,
	2009	2008
Unrelated Parties:
Note payable to bank, monthly installments of $261, interest of 4.5% per annum, maturing August 2009.	$-	$2,246

Note payable to Key Bank, interest of 9.25% per annum, due on demand.	-	4,845

Related Parties:
Note payable to Callaway Properties, no interest, due on demand	359,503	299,503

Notes payable to Joseph Passalaqua, interest of 10% to 18% per annum, due on demand	52,359	38,730

Convertible notes payable to Joseph Passalaqua, interest of 8% per annum, maturing November 1, 2009 – February 17, 2010, convertible at $0.001 per share	35,021	-
	446,883	345,325

Less: Unamortized discount from beneficial conversion feature	(12,159)	-

Total debt	$434,724	$345,325

Datone evaluated the Joseph Passalaqua convertible notes for derivative accounting consideration under FASB ASC 815-15 and FASB ASC 815-40. Datone determined the embedded conversion option in the convertible notes met the criteria for classification in stockholders’ equity under FASB ASC 815-15 and FASB ASC 815-40. Therefore, derivative accounting was not applicable for these convertible notes.

Datone then evaluated the conversion options under FASB ASC 470-20 and determined there was a beneficial conversion feature associated with the conversion options. Datone calculated the intrinsic value of the conversion options and recorded an aggregate discount on the loans of $34,000. The discount is being amortized over the life of the loans using the effective interest rate method. Amortization expense for the year ended December 31, 2009 was $21,841.

NOTE 5 – MAJOR CUSTOMERS

Datone received approximately 95% of total dial around and commissions revenue from two customers.

NOTE 6 – INCOME TAXES

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

Net deferred tax assets consisted of the following as of December 31, 2009 and 2008:

	December 31,
	2009	2008
Deferred tax assets	$(922,192)	$(865,880)
Valuation allowance	922,192	865,880
Net deferred tax assets	$-	$-

At December 31, 2009 and 2008, Datone had net operating loss carry forwards of approximately $2,364,594 and $2,220,204, respectively that may be offset against future taxable income through 2028.

NOTE 7 – SUBSEQUENT EVENTS

On January 26, 2010, Datone formed a new entity, DT Communications, Inc., incorporated under the laws of the State of Delaware. DT Communications is a wholly owned subsidiary of Datone. Datone plans to spin-off all of its assets and liabilities to DT Communications.

On February 10, 2010, Datone issued 3,136,768 common shares to Calloway Properties to repay $43,500 of debt.

On February 12, 2010, Datone entered into and closed a Share Purchase and Exchange Agreement with Glory Reach International Limited, a Hong Kong limited company, its shareholders, Greenwich Holdings LLC, and Glory Reach’s wholly owned subsidiary Hongguan Shoes Co., Ltd., a People’s Republic of China limited company.  Pursuant to the Exchange Agreement, Datone acquired all of the outstanding shares of Glory Reach from the Glory Reach Shareholders; and the Glory Reach Shareholders transferred and contributed all of their Interests to us. In exchange, Datone issued to the Glory Reach Shareholders 10,000 shares of Series A Preferred stock, which constituted 97% of Datone’s issued and outstanding capital stock on an as-converted to common stock basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement.  Therefore, Glory Reach became a wholly-owned subsidiary of Datone. The Share Exchange resulted in a change in control of the Company.

On February 12, 2010, Datone borrowed $15,000 from Joseph Passalaqua, a Director and shareholder of Datone. The note is unsecured, due on demand and bears interest at 18% per annum.