Form 10-Q
period 2010-03-31
Datone, Inc
filed 2010-05-10
CIK 1377256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to ______

Commission File Number: 000-53075

DATONE, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1591157
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Qingdao Hongguan Shoes Co., Ltd. 269 First Huashan Road Jimo City, Qingdao, Shandong, PRC
(Address of principal executive office and zip code)

86-532-86595999
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2010
Common Stock, $0.0001 par value per share	8,100,000 shares

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DATONE, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009 UNAUDITED

	March 31, 2010	December 31, 2009
ASSETS
Current assets
Cash	$378,219	$61,131
Accounts receivable	1,802,899	98,962
Notes receivable	440,100	-
Inventories	385,266	344,512
Prepaid expenses	231,165	57,311

Total current assets	3,237,649	561,916

Property, plant and equipment, net	913,651	930,451
Intangible assets	206,957	208,167

Total Assets	$4,358,257	$1,700,534

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$135,812	$15,727
Short term loans	1,158,930	718,830
Corporate Income taxes payable	1,327,308	2,627
Duet to related parties	-	221,871

Total current liabilities	2,622,050	959,055

Long-term debt	249,390	249,390

Total Liabilities	$2,871,440	$1,208,445

Shareholders’ Equity
Series A stock, .0001 par value, 10,000,000 shares authorized, 10,000 and zero shares issued and outstanding, respectively, See Footnote 8	1	1
Common stock, .0001 par value, 100,000,000 shares authorized, 8,100,000 shares issued and outstanding	810	-
Additional paid-in capital	319,669	320,479
Accumulated other comprehensive income	441,116	440,775
Retained earnings (deficits)	725,221	(269,166)

Total Shareholders’ Equity	$1,486,817	$492,089
Total Liabilities and Shareholders' Equity	$4,358,257	$1,700,534

The accompanying notes are an integral part of these consolidated financial statements.

DATONE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
UNAUDITED

	Three Months Ended
	March 31, 2010	March 31, 2009

Net sales	$4,765,812	$4,455,898
Cost of sales	2,656,755	2,522,338

Gross profit	2,109,057	1,933,560
Operating expenses:
Selling, general and administrative expenses	260,110	218,547
Depreciation and Amortization Expense	18,005	13,133

Income from operations	1,830,942	1,701,880

Other income (expense)
Rental income	21,998	21,977
Interest income	89	533
Interest expense	(22,906)	(13,499)

Income before income taxes	1,830,123	1,710,891

Income taxes	457,531	427,723

Net income	$1,372,592	$1,283,168

Net income per share – basic and diluted assuming the completion of the 1 to 27 reverse stock split and the conversion of the Series A Preferred Stock See Footnote 8	$0.14	$0.13
Weighted average shares outstanding-basic and diluted assuming the completion of the 1 to 27 reverse stock split and the conversion of the Series A Preferred Stock, See Footnote 8	10,000,000	9,700,000

Net income	$1,372,592	$1,283,168
Other comprehensive income (loss)
Foreign currency translation	341	(6,705)

Comprehensive income	$1,372,933	$1,276,463

The accompanying notes are an integral part of these consolidated financial statements.

DATONE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 UNAUDITED

	Three Months Ended
	March 31, 2010	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,372,592	$1,283,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,005	13,133
Changes in operating assets and liabilities:
Accounts receivable	(1,703,936)	(101,932)
Inventories	(40,754)	(323,926)
Prepaid expenses	(173,854)	(43,140)
Accounts payable and accrued liabilities	120,086	7,805
Tax payable	1,324,682	1,241,699
Net cash provided by operating activities	916,821	2,076,807

CASH FLOWS FROM INVESTING ACTIVITIES
Loan made to other	(440,100)	-
Advance to related party	(221,871)	(1,879,489)
Cash paid for construction in progress	-	(75,124)
Net cash used in investing activities	(661,971)	(1,954,613)

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to shareholders	(378,205)	-
Proceeds from loans	440,100	-
Net cash provided by financing activities	61,895	-

Effect of exchange rate changes on cash	343	(249)

Net increase in cash	$317,088	$121,945

Cash, beginning of year	61,131	118,534

Cash, end of year	$378,219	$240,479

SUPPLEMENTARY DISCLOSURE:
Interest paid	$22,906	$13,498
Income tax paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

DATONE, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

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

Datone spun off all its assets and liabilities to its prior owners before the reverse merger.  For Glory Reach, reverse merger is accounted for as a reverse merger with a shell company and as a recapitalization.

Glory Reach International Limited (the “Company”) was established in Hong Kong on November 18, 2009 to serve as an intermediate holding company.  Mr. Tao Wang, the controlling interest holder of Qingdao Shoes also controls the Company.  On February 8, 2010, also pursuant to the restructuring plan, the Company acquired 100% of the equity interests in Qingdao Shoes.

Qingdao Shoes was incorporated on March 11, 2003 in Jimo County, Qingdao City, Shandong Province, People’s Republic of China (the “PRC”) with registered capital of $320,480.  Prior to December 18, 2009, Mr. Tao Wang owned 80% of Qingdao Shoes and the remaining 20% was owned by Mr. Renwei Ma. Starting from December 18, 2009, Mr. Tao Wang owned 80% of Qingdao Shoes, Mr. Renwei Ma owned 15% and Mr. Wenyi Chen owned the remaining 5%.  Qingdao Shoes is the owner of the brand name “Hongguan” and principally engaged in the wholesale and retail sales of fashion footwear primarily in the northeast region of China.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the December 31, 2009 audited financial statements of the Company and the notes thereto as included in the Company’s Form PRER14C filed on April 19, 2010. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosure required in the Company’s December 31, 2009 annual financial statements have been omitted.

All significant inter-company balances and transactions have been eliminated in consolidation. Certain prior period numbers are reclassified to conform to current period presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the amount of revenues and expenses during the reporting periods.  Management makes these estimates using the best information available at the time the estimates are made.  However, actual results could differ materially from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade receivables.  As of March 31, 2010 and December 31, 2009, substantially all of the Company’s cash were held by major financial institutions located in the PRC, which management believes are of high credit quality.  With respect to trade receivables, the Company rarely extends credit to its customers.  The Company generally does not require collateral for trade receivables and has not experienced any credit losses in collecting the trade receivables.

The Company operates principally in the PRC and grants credit to its customers in this geographic region. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

Comprehensive Income

The Company has adopted the provisions of ASC 220 “Reporting Comprehensive Income” which establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements.

ASC 220 defines comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities.  The Company’s other comprehensive income arose from the effect of foreign currency translation adjustments.

Value Added Taxes

The Company is subject to value added tax (“VAT”) for selling merchandise.  The applicable VAT rate is 17% for products sold in the PRC.  The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT).  Under the commercial practice of the PRC, the Company pays VAT based on tax invoices issued.  The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued.  In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty based on the amount of the taxes which are determined to be late or deficient, and will be expensed in the period if and when a determination is made by the tax authorities that a penalty is due.

Revenue Recognition

Retail sales are recognized at the point of sale to customers, are recorded net of estimated returns, and exclude value added tax(“VAT”).  Whole-sales to its contracted customers are recognized as revenue at the time the product is shipped and title passes to the customer on an FOB shipping point basis.

Earnings per Share

Basic earnings per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At March 31, 2010 and December 31, 2009, respectively, the Company had no common stock equivalents that could potentially dilute future earnings per share.

NOTE 3 – NOTES RECEIVABLE

The Company advanced $440,100 to a third party in January 2010. The note receivable carries annual interest at 10% and matures in July 2010.

NOTE 4 - SHORT TERM LOANS

Short-term loans are due to two financial institutions which are normally due within one year.  As of March 31, 2010 and December 31, 2009, the Company’s short term loans consisted of the following:

	March 31, 2010	December 31, 2009

JMRB, two 12-month bank loans both due in November 2010, bears annual interest at 7.965% average, secured by third parties	293,400	293,400

BOQ, 12-month bank loan due in September 2010, bears annual interest at 6.372% average, pledged by Company’s building and land use right	425,430	425,430

JMRB, 12-month bank loan due in December 2010, bears annual interest at 7.965% average, secured by third parties	440,100	-

Total short-term debt	$1,158,930	$718,830

The above indebtedness to JMRB at March 31, 2010 and December 31, 2009 has been guaranteed by two unrelated companies.

NOTE 5 – LONG TERM LOANS

On December 16, 2009, the Company entered into a 2-year loan agreement with JMRB.  The Company borrowed $249,390 with an annual interest rate equal to 7.02% and is due in December 2011.  The loan is guaranteed by the relatives of Mr. Tao Wang, the CEO and major shareholder of the Company and is collateralized by the property of his relatives.

NOTE 6 - RELATED PARTY BALANCES AND TRANSCATIONS

Due to related party

At December 31, 2009, the amount due to Mr. Tao Wang, the CEO and major shareholder of the Company amounted to $104,511. These borrowings bear no interest and were paid off in first quarter 2010.

At December 31, 2009, the dividend payable to Mr. Renwei Ma, the shareholder of the Company was $117,360, which was paid off in the first quarter of 2010.

Related party transactions

The Company leases one of its stores from Mr. Tao Wang under a four-year operating lease expiring August 2011.  For the three months ended March 31, 2010 and 2009, related party rent expense of $4,400 and $4,395, respectively, was included in total rent expense of the year.

The Company leases one of its warehouse buildings to Weidong, Liang, brother-in-law of Mr. Tao Wang, for three years starting May 2008. Per the agreement, the lessee shall pay equal amount of advertising expense on behalf of the lessor as the lease payment. For the three months ended March 31, 2010 and 2009, the Company recorded other income of $21,998 and $21,977 respectively, from leasing the aforementioned building and advertising expense of the same amount respectively.

NOTE 7 - INCOME TAX

The Company is governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements.

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Income before income taxes	$1,830,123	$1,710,891

Income taxes	$457,531	$427,723
Effective tax rate	25%	25%

There is no significant temporary difference between book and tax income.

The Company has no United States  income tax liabilities as of March 31, 2010 and December 31, 2009.

NOTE 8 – SHAREHOLDERS’ EQUITY

During January 2010, the Company distributed $378,205 to its shareholders.

Series A Convertible Preferred Stock

The Company issued 10,000 shares of our Series A Preferred Stock in February 2010 related to the reverse merger.

Shares of Series A Preferred Stock will automatically convert into shares of common stock on the basis of one share of Series A Preferred Stock for 970 shares of common stock immediately subsequent to the effectiveness of a planned 1-for-27 reverse split of the Company’s outstanding common stock, which will become effective on the effective date of the “reverse stock split.  Upon the reverse split the 10,000 outstanding shares of Series A Preferred Stock will automatically convert into 9,700,000 shares of common stock, which will constitute 97% of the outstanding common stock of the Company subsequent to the reverse stock split.

Holders of Series A Preferred Stock vote with the holders of common stock on all matters on an as-converted to common stock basis, based on an assumed post 1-for-27 reverse split (to retroactively take into account the reverse stock split).

Following the effectiveness of the Reverse Stock Split and conversion of Series A Preferred Stock into common stock, there will be approximately 10,000,000 shares of our common stock issued and outstanding and no shares of preferred stock issued and outstanding.

The 1-for-27 Reverse Stock Split

The Company’s board of directors unanimously approved, subject to stockholder approval, the 1-for-27 Reverse Split of our issued and outstanding common stock. The reverse split will reduce the number of issued and outstanding shares of the Company’s common stock outstanding prior to the split. The reverse split increases the total number of issued and outstanding shares of the Company’s common stock subsequent to the split by triggering the automatic conversion of the Company’s Series A Preferred Stock into 9,700,000 shares of common stock. The reverse split will become effective on the effective date which occurs when the Company file with the Secretary of State of the State of Delaware following the expiration of the 20 day period mandated by Rule 14c of the Exchange Act. On the effective date, 27 shares of Common Stock will automatically be combined and changed into one share of common stock. The table below sets forth, as of the record date and as of the effective date, the following information both before and after the proposed reverse split and assumes the conversion of all shares of Series A Preferred Stock into shares of common stock at the applicable conversion ratios:

	Capital Structure prior to conversion of issued and outstanding Series A Preferred Stock on Pre-Reverse Split Basis	Capital Structure after the Reverse Split and automatic conversion of Series A Preferred Stock
	(As of Record Date)	(On Effective Date)

Issued and outstanding Common Stock	8,100,000	10,000,000

Issued and outstanding Series A Preferred Stock	10,000	-0-

Common Stock reserved for issuance upon conversion of Series A Preferred Stock	9,700,000	-0-

Authorized but unissued and unreserved Common Stock	82,200,000	90,000,000

As of the filing date of the 10Q, the above reverse split is not effective yet. It is expected to be effective within the next 30 days, based on management assessment.

The following is a pro forma earning per share calculation assuming successful completion of the 1 to 27 stock reverse split and the conversion of the Series A convertible preferred stock to 9,700,000 shares of common stock on a post reverse split basis.

	Three Months Ended
	March 31,	March 31,
	2010	2009

Net income	$1,372,592	$1,283,168

Pro forma net income per share – basic	$0.14	$0.13
Pro forma weighted average shares outstanding-basic	10,000,000	9,700,000

NOTE 9 – COMMITMENTS AND CONTINGECIES

Guarantees

At March 31, 2010 and December 31, 2009, we had two outstanding guarantees provided to two unrelated companies for their bank loan amount of $293,400 and $146,700, respectively.  The two unrelated companies also provided guarantees to us for a bank loan amounted $293,400 (Note 5).

Tax liabilities

The tax authority of the PRC Government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises had completed their relevant tax filings, hence the Company’s tax filings may not be finalized.  It is therefore uncertain as to whether the PRC tax authority may take different views about the Company’s tax filings which may lead to additional tax liabilities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q for the three months ended March 31, 2010 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions.  These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  The forward-looking statements in this Quarterly Report on Form 10-Q for the three months ended March 31, 2010 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

Our Current Organizational Structure

All of our business operations are conducted through our Hong Kong and Chinese subsidiaries. The chart below presents our current organizational structure.

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

Our Products

Our products consist of men and women’s footwear.  Our designs are on the whole targeted at consumers seeking business casual and formal leather shoes appropriate for an office setting.  Each year we design or commission designs for more than 300 unique styles.  We do not manufacture our products, but instead outsource manufacturing to third parties.  Our designs are split roughly evenly between men’s and women’s products.  Designs are made based on collaboration between our sales department and design department regarding market demand and assessment of what will designs be fashionable in the upcoming season. As of March 31, 2010, Men’s footwear constituted 60% of revenue and women’s footwear the remainder.  40% of sales were formal shoes, and the remaining 60% are attributed to casual footwear.

Sales Channels

The following diagram details our current distribution channels:

As of March 31, 2010, we had 12 flagship stores, 11 exclusive third party managed retail outlets, and 192 outlets managed by distributors.

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

Regulation and Government Policy in China

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

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The following table sets forth key components of our results of operations during the three months ended March 31, 2010 and 2009, both in dollars and as a percentage of our net sales.

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
		% of Net		% of Net
	Amount	Sales	Amount	Sales
Net Sales	$4,765,812	100%	$4,455,898	100%
Cost of sales	2,656,755	56%	2,522,338	57%
Gross profit	2,109,057	44%	1,933,560	43%
Operating Expenses	278,115	6%	231,680	5%
Operating Income	1,830,942	38%	1,701,880	38%
Other income & interest expense	(819)	0%	9,011	0%
Income Before Income Taxes	1,830,123	38%	1,710,891	38%
Income taxes	457,531	10%	427,723	10%
Net income	$1,372,592	29%	$1,283,168	29%

Net Sales. Our net sales increased to $4,765,812 in the three months ended March 31, 2010 from $4,455,898 in the same period in 2009, representing 7% revenue growth. This increase was mainly due to an increase in the sales volume at existing stores.

Cost of Sales. Our cost of sales increased to $2,656,755 in the three months ended March 31, 2010 from $2,522,338 in the same period in 2009, on account increased sales volume. The cost of goods sold per sales ratio decreased to 56% from 57%, mainly due to efficiencies in our cost control.

Gross Profit and Gross Margin. Our gross profit increased to $2,109,057 in the three months ended March 31, 2010 from $1,933,560 in the same period in 2009. Gross profit as a percentage of net revenue was 44% for the three months ended March 31, 2010 and 43% in 2009. The slight increase in the gross profit and margin is due to the factors discussed above.

Operating Expenses. Our selling, general and administration grew slightly to $260,110 in the three months ended March 31, 2010 from $218,547 in the same period in 2009. This was mainly due to increased sales volume.

Other Income & Interest Expense. Other Income & Interest Expense decreased to ($819) in the three months ended March 31, 2010 from $9011 in the same period in 2009.  Other Income and Interest Expense is a negligible percentage of our revenue.

Income Before Income Taxes. Our income before income taxes increased to $1,830,123 in the three months ended March 31, 2010 from $1,710,891 in the same period in 2009. This increase was due to expansion in our operational scope.

Income Taxes. Income tax increased to $457,531 in the three months ended March 31, 2010 from $427,723 in the same period in 2009. The increase was due to an increase in income, as our tax rate remained constant.

Net Income. In the three months ended March 31, 2010, we generated a net income of $1,372,592, an increase from $1,283,168 in the same period in 2009. This increase was primarily due to the factors discussed above.

Liquidity and Capital Resources

As of March 31, 2010, we had cash and cash equivalents of $378,219, primarily consisting of cash on hand and demand deposits. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily through cash flows from operations and equity contributions by our shareholders.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow
(all amounts in U.S. dollars)

	Three Months Ended
	March 31,
	2010	2009
Net cash provided by operating activities	$916,821	$2,076,807
Net cash provided by (used in) investing activities	(661,971)	(1,954,613)
Net cash provided by (used in) financing activities	61,895	0
Effects of Exchange Rate Change in Cash	343	(294)
Net (Decrease) Increase in Cash and Cash Equivalents	317,088	121,945
Cash and Cash Equivalent at Beginning of the Year	61,131	118,534
Cash and Cash Equivalent at End of the Year	378,219	240,479

Operating activities

Net cash provided by operating activities was $916,821 for the three months ended March 31, 2010, as compared to $2,076,807 for the same period in 2009. The decrease in net cash provided by operating activities was due to an increase in accounts receivable. We recently introduced more flexible payment schedules to some of our distributers as a sales incentive.

Investing activities

Net cash used by investing activities for the three months ended March 31, 2010 was $(661,971) as compared to $(1,954,613) net cash used in investing activities during the same period of 2009. The decrease in net cash used by investing activities was mainly due to decrease in advances to related parties.

Financing activities

Net cash used in financing activities for the three months ended March 31, 2010 was $61,895, as compared to $0 in the same period of 2009. The increase in net cash provided by financing activities was due to proceeds from a bank loan.

We believe that our cash on hand and cash flow from operations will meet part of our present cash needs and we will require additional cash resources, to meet our expected capital expenditure and working capital for the next 12 months. We may, however, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to ramp up our marketing efforts and increase brand awareness, or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor the price change in travel industry and continually maintain effective cost control in operations.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

We may experience seasonal fluctuations in our revenue in some regions in the PRC, based on the seasonal changes in the weather and the tendency of customers to make purchases relating to their apparel suitable for the time of year.  Any seasonality may cause significant pressure on us to monitor the development of materials accurately and to anticipate and satisfy these requirements.   Our revenues are usually higher in the fourth and first quarters due seasonal purchases.

Critical Accounting Policies and Estimates

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

Revenue Recognition Policies

Retail sales are recognized at the point of sale to customers, are recorded net of estimated returns, and exclude value added tax(“VAT”).  Whole-sales to its contracted customers are recognized as revenue at the time the product is shipped and title passes to the customer on an FOB shipping point basis.

Recent Accounting Pronouncements

Refer to the December 31, 2009 audited financial statements of the Company and the notes thereto as included in the Company’s Form PRER14C filed on April 19, 2010.

ITEM 2.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

All of our revenues and the majority of our expenses and liabilities incurred are in RMB.  Thus, our revenues and operating results may be impacted by exchange rate fluctuations of RMB.  Up to now, we have not reduced our exposure to exchange rate fluctuations by using hedging transactions or any other measures to avoid our exchange rate risks.  Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls.

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), its principal executive officer, and Chief Financial Officer (“CFO”), its principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2009. Based on that evaluation, the CEO and CFO concluded that there had been improvements of the Company’s disclosure controls and procedures and the manner in which information that is required to be disclosed in Exchange Act report is reported within the time period specified in the SEC’s rule and forms. CEO and CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2009.

Conclusion

The Company did not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of generally accepted accounting principles accepted in the United States of America commensurate with the Company’s disclosure controls and procedures requirements, which resulted in a number of deficiencies in disclosure controls and procedures that were identified as being significant.  The Company’s management believes that the number and nature of these significant deficiencies, when aggregated, was determined to be a material weakness.

Despite of the material weaknesses and deficiencies reported above, the Company’s management believes that its condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we expect will have a material adverse affect on our business, financial condition or operating results. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 1A.  RISK FACTORS

During the three months ended March 31, 2010, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  RESERVED

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)and Rule15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATONE, INC.

By:	/s/ Tao Wang
Tao Wang
Chief Executive Officer

Date: May 10, 2010

By:	/s/ Fang Sui
Fang Sui
Chief Financial Officer

Date: May 10, 2010

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)and Rule15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.