Form 10-K/A
period 2009-12-31
Qingdao Footwear, Inc.
filed 2010-08-03
CIK 1377256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒    Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2009

☐    Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to_______

Commission File Number: 000-53075

QINGDAO FOOTWEAR, INC.
(Formerly Datone, Inc.)
(Exact name of registrant as specified in its charter)

Delaware	16-1591157
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Qingdao Footwear, Inc.
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

As of August 2, 2010, there were 10,000,000 shares of the Registrant’s common stock outstanding.

Explanatory Note

The purpose of this Annual Report on Form 10-K/A is to amend Items 1, 5, 10, 11 and 13 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2010 (the “2009 10-K”).

Items 1, 5, 10, 11 and 13 of our 2009 10-K have been amended and restated in their entirety. Except as stated herein, this Form 10−K/A does not reflect events occurring after the filing of the Form 10-K on March 30, 2009 and no attempt has been made in this Annual Report on Form 10-K/A to modify or update other disclosures as presented in the 2009 10-K. Accordingly, this Form 10−K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Form 10−K.

Throughout this report, the terms “we,” “us,” “our company,” “our” and “Qingdao Footwear” refer to the combined business of Qingdao Footwear, Inc., formerly Datone, Inc., and its wholly owned direct and indirect subsidiaries, (i) Glory Reach International Limited, or “Glory Reach,” a Hong Kong limited company; and (ii) Qingdao Hongguan Shoes Co., Ltd., a PRC limited company, or “QHS,” as the case may be.

QINGDAO FOOTWEAR, INC.
(Formerly Datone, Inc.)

FORM 10-K/A
For the Fiscal Year Ended December 31, 2009

		Page
	PART I

Item 1.	Business	4

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance	19

Item 11.	Executive Compensation	22

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence	23

PART I
ITEM 1.	BUSINESS

Overview

We are a designer and retailer of branded footwear in Northern China. We were organized to service what we believe is an unmet and increasing demand for high quality formal and casual footwear throughout the PRC. As urbanization and individual purchasing power has increased in China, the demand for leather footwear has also grown.

Our principal business includes (1) designing and selecting designs for men’s and women’s leather shoe lines; (2) sourcing and purchasing contract-manufactured footwear; and (3) selling these lines of footwear under our proprietary brand, “Hongguan” (sometimes presented as “HonGung”). We do not manufacture or assemble any shoes.  We operate a number of flagship stores throughout greater Qingdao. Our products are also brought to market through our extensive distribution network of authorized independent distributors as well as through third party retailers selected to operate exclusive Hongguan brand stores on our behalf. Our company headquarters and main sales office is located in Shandong province in northern China, in the city of Jimo, less than 25 miles from the major urban center of Qingdao.

Corporate History and Background

Qingdao Footwear was originally incorporated as Datone, Inc. on August 9, 2000 under the laws of the State of Delaware. The Company operated as a wholly-owned subsidiary of USIP.com, Inc., a Utah corporation.  On August 24, 2006, USIP.com, Inc. spun-off its subsidiary companies, one of which was Datone, Inc. On February 1, 2008, Datone, Inc. filed a Form 10-SB registration statement that was declared effective on November 13, 2008.

Datone, Inc. was a provider of both privately owned and company owned payphones and stations in New York. The Company generates revenues from the collection of the payphone coinage, a portion of usage of service from each payphone and a percentage of long distance calls placed from each payphone from the telecommunications service providers. In addition, the Company also generated revenues from the service and repair of privately owned payphones and sales of payphone units.

On February 12, 2010, the Company completed a reverse acquisition transaction through a share exchange with Glory Reach International Limited, a Hong Kong limited company (“Glory Reach”), the shareholders of Glory Reach (the “Shareholders”), Greenwich Holdings LLC and QHS, whereby the Company acquired 100% of the issued and outstanding capital stock of Glory Reach in exchange for 10,000 shares of our Series A Convertible Preferred Stock.  These shares of our Series A Convertible Preferred Stock constituted 97% of our issued and outstanding capital stock on an as-converted to common stock basis as of and immediately after the consummation of the reverse acquisition. As a result of the reverse acquisition, Glory Reach became our wholly-owned subsidiary and the former shareholders of Glory Reach became our controlling stockholders. The share exchange transaction with Glory Reach was treated as a reverse acquisition, with Glory Reach as the acquirer and Datone, Inc. as the acquired party for accounting and financial reporting purposes.

Immediately following the closing of the reverse acquisition of Glory Reach, one of the Shareholders transferred 337 of the 874 shares of Series A Convertible Preferred Stock issued to him under the share exchange to certain persons who provided services to Glory Reach’s subsidiaries, pursuant to share allocation agreements that the Shareholder entered into with such service providers.  We have accounted for such transfers as compensation expenses.

Upon the closing of the reverse acquisition, Craig H. Burton, our president and director, Joseph J. Passalaqua, our secretary and director, and Joseph Meuse, our director, submitted resignation letters pursuant to which they resigned from all offices that they held effective immediately and from their position as our directors that became effective on the tenth day following the mailing by us of an information statement to our stockholders that complies with the requirements of Section 14f-1 of the Exchange Act, was mailed out on March 8, 2010. In addition, our board of directors on February 12, 2010 appointed Tao Wang (Chairman), Renwei Ma and Lanhai Sun to fill the vacancies created by such resignations, which appointments became effective upon the effectiveness of the resignation of Craig H. Burton, Joseph J. Passalaqua and Joseph Meuse on March 18, 2010, the tenth day following the mailing by us of the information statement to our stockholders on March 8, 2010. (Subsequent to the resignation of these individuals, our company retained Mr. Meuse as its Chief Financial Officer on July 12, 2010.)  In addition, our executive officers were replaced by QHS’ executive officers upon the closing of the reverse acquisition as indicated in more detail below.

As a result of our acquisition of Glory Reach, we now own all of the issued and outstanding capital stock of Glory Reach, which in turn owns all of the outstanding capital stock of QHS.

QHS was established in the PRC on May 11, 2003 for the purpose of engaging in the development and sales of shoe products. Prior to the acquisition described in the following paragraph, Mr. Tao Wang owned 80% of the equity interests of QHS.

Glory Reach was established in Hong Kong on November 18, 2009 to serve as an intermediate holding company.  Mr. Tao Wang controls and has the right to receive sole ownership of Swift Dynamic, the majority owner of Glory Reach, pursuant to the Incentive Option Agreement and Entrustment Agreement entered into with Renhuan Shi, a Korean passport holder. See “Risk Factors – Our business and financial performance may be materially adversely affected if the PRC regulatory authorities determine that our acquisition of QHS constitutes a Round-trip Investment without MOFCOM approval.”  As a result of Mr. Wang’s ownership of QHS and his control of Glory Reach, the entities are considered to be under common control.

On February 8, 2010, pursuant to the restructuring plan and upon issuance of the Enterprise Corporation Business License by the Jinmo City Administration for Industry and Commerce, Glory Reach acquired 100% of the equity interests in QHS from Mr. Tao Wang, our Chief Executive Officer, and other minority shareholders, who are all PRC residents. On February 4, 2010, the local government of the PRC issued the certificate of approval regarding the change in shareholding of QHS and its transformation from a PRC domestic company to a wholly-foreign owned enterprise.

Since there is common control between the Glory Reach and QHS, for accounting purposes, the acquisition of QHS has been treated as a recapitalization with no adjustment to the historical basis of its assets and liabilities. The restructuring has been accounted for using the “as if” pooling method of accounting and the operations were consolidated as if the restructuring had occurred as of the beginning of the earliest period presented in our consolidated financial statements and the current corporate structure had been in existence throughout the periods covered by our consolidated financial statements.

Immediately following the acquisition of Glory Reach, under an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Conveyance Agreement”), we transferred all of our pre-acquisition assets and liabilities to our wholly-owned subsidiary, DT Communications, Inc.  The spinoff to DT Communications, Inc. occurred immediately before the acquisition.  Because the surviving entity for accounting purposes was the operating company, Glory Reach, the spinoff had no impact on our accounting for the reverse merger.

On March 1, 2010, Swift Dynamic, being the record holder of 6,495 shares of our Series A Preferred Stock, constituting 63.0% of the voting power of our issued and outstanding shares of our Common Stock and Series A Preferred Stock, voting together as a single class, consented in writing to an amendment to our certificate of incorporation to change our name to “Qingdao Footwear, Inc.”

Our Corporate Structure

All of our business operations are conducted through our Hong Kong and Chinese subsidiaries. The chart below presents our corporate structure.

Our Industry and Principal Market

China is the largest producer of footwear in the world, with at least 25,000 enterprises employing more than 10 million employees who manufacture more than 10 billion pairs of shoes per annum. China’s annual production accounts for nearly 70% of the 14.3 billion pairs of shoes produced worldwide. In 2008, roughly 75% of PRC production capacity was exported while the remaining 25% were consumed domestically. Chinese consumption of footwear reached 2.5 billion pairs in 2008. (Global Footwear, 2nd Edition, www.researchandmarkets.com) We anticipate stable growth in the domestic footwear market for the next several years.  Beginning with the deterioration in the global economy in 2008 and the collapse of the Chinese textile and footwear export market, a material number of low margin manufacturers were forced out of business. Domestic consumption and retail sales within China, however, remained robust throughout the export downturn and global financial crisis. As we have intentionally avoided the manufacturing sector, we were able to capitalize on the economic conditions and maintain our profit margin and by capitalizing on overcapacity in our sourcing market and growing consumer demand.

PRC Domestic Consumption

According to the CIA World Factbook, China’s gross domestic product (“GDP”) growth rate has exceeded both the United States’ and the world’s GDP growth rate over the past ten years:

Along with growth in the economy as a whole, Chinese domestic consumption has increased in line with rapid urbanization and increases in disposable income over the past 15 years. Per capita urban disposable income has increased by an annualized rate of 12.9% over the 5 years ending in 2008, and is anticipated to top $2,000 in 2012. The urban population as a percentage of the total population increased from 40.6% in 2003 to 46.6% at the end of 2009, and this trend is expected to continue into the future. (National Bureau of Statistics of China, www.stats.gov.cn) The United Nations estimates that China’s population is likely to be evenly split between rural and urban areas by 2015. (“Urbanization in the People’s Republic of China,” www.wikipedia.org)

These trends have driven a boom in retail sales in the PRC, which has grown at an annual rate ranging from 9.7 to 21.6% over the past ten year period.   It is estimated that retail sales will grow 47% from 2009 to 2014.  (China Retail Report Q1 2010, www.companiesandmarkets.com)

The retail sales according to the China Statistical Yearbook are displayed below:

The PRC Footwear Market

China’s footwear market generated total revenues of approximately $11.7 billion dollars in 2008.  According to Datamonitor, from 2004 through 2008, revenues grew at a cumulative annual growth rate of approximately 10.7%. (“Footwear in China,” www.datamonitor.com)

China’s footwear market accounts for approximately 34% of the entire Asia-Pacific footwear market’s value, and China is expected to continue to grow in future periods by over 8% per year through 2013, while the most valuable market, Japan, which holds approximately 35.8% of the footwear market value in the region, is expected to decrease by approximately 0.8% per year over the same period. (“Footwear in China,” www.datamonitor.com)

While Chinese per capita footwear consumption is lower than a number of other countries, China surpassed the United States in 2008 as the country that purchases the most pairs of footwear in the aggregate.  Because the average Chinese consumer purchases an average of two pairs of shoes annually, far fewer than consumption levels in Korea, Japan or the West, shoe consumption are expected to approach levels of other nations with similar cultural consumption characteristics if China’s consumer wealth continues to grow. (“Footwear in China,” www.datamonitor.com)  For this reason, we expect the market is likely to continue to grow for the foreseeable future.

Our Growth Strategy

We believe that the market for affordable, high quality footwear in China provides us with attractive and sustainable growth opportunities.  We intend to pursue the following strategies to achieve our goal:

(1)
Continue our aggressive marketing and advertising campaigns in order to gain brand awareness. We currently advertise and market our products throughout Shandong province in general and the greater Qingdao region in particular, using a combination of advertising across a variety of media, sales fairs, and billboard displays.  We expect to continue to focus these efforts.

(2)
Expand distributor and third party operator stores in prime locations to maximize profits.  We seek to place stores in locations we consider attractive from a business perspective. Potential attractive locations are typically in areas that are likely to have a sufficient population of “window shoppers” in the Registrant’s target demographic (generally, consumers seeking business casual and formal leather shoes appropriate for an office setting).  We do not currently plan to expand our geographic footprint beyond what we view as our core market, Shandong province.  In addition, we expect that we will continue to strengthen our presence in the Qingdao region.

(3)
Bring more self owned stores online to increase higher margin sales.  Although we have not established a timeline to increase the number of self owned stores we will open in the near future, we expect that we will open more self owned stores (and at a faster rate) if we complete this offering than we will open if we rely only on organic growth to fund such openings.  The reason for this is that we have found that expanding our distributor network allows us to leverage our resources more effectively, even though we earn higher margins on our self owned stores.  In the event we complete this offering, however, we would have free cash available to devote to opening self owned stores. In our experience, establishing a new sales point such as a company-owned flagship store in Qingdao typically requires approximately three months and costs approximately $120,000.

(4)
Continue to strive for excellence in quality, customer service and design in order to attract new and retain repeat customers.  We have an in-house product design team, which is responsible for designing our product lines.  We have worked with this team and our advertising team to develop an image for our Hongguan brand that we believe will continue to attract customers in our target demographic of office workers.  We recognize employees on a regular basis to encourage a concerted effort of high quality customer service.

(5)
Leverage our growing purchasing power with manufacturers to lower costs.  At present, we have found that Chinese shoe manufacturers have unused manufacturing capacity.  To the extent we have demand from customers for our branded shoes, we believe we benefit from a favorable market in which to purchase from such manufacturers.  If we continue to grow, we will be able to use our increased purchasing power and the desire of manufacturers to make use of such untapped capacity to reduce our costs to purchase footwear.

Our Products

Our products consist of men and women’s footwear. Our designs are on the whole targeted at consumers seeking business casual and formal leather shoes appropriate for an office setting. Each year we design or commission designs for more than 200 unique styles. We do not manufacture our products, but instead outsource manufacturing to third parties. Our designs are split roughly evenly between men’s and women’s products. Designs are made based on collaboration between our sales department and design department regarding market demand and assessment of what will designs be fashionable in the upcoming season. As of March 31, 2010, men’s footwear constituted approximately 60% of revenue and women’s footwear the remainder. Approximately 40% of sales were formal shoes, and the remainder is attributed to casual footwear.

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

Our suppliers are selected for their ability to meet our high quality standards, timely execution of our orders and competitive pricing. As of March 31, 2010, we had contractual relationships with 60 footwear manufacturers. None of our suppliers accounted for more than 10% of the total cost of our goods sold in 2009. Our suppliers are mainly located in Wenzhou, Chongqing and various towns in Jiangsu.

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

Sales Channels

The following diagram details our current distribution channels:

As of March 31, 2010, we had 12 flagship stores, 11 exclusive third party managed retail outlets, and 192 outlets managed by distributors.

The majority of our sales come through distributors stores.  The table below provides a breakdown of sales by sales channel:

Channel	2009 Sales	%	2008 Sales	%
Self Owned Stores	$2,792,146	16%	$2,049,529	15%
Wholesale (Third party Stores and Distributors)	$15,071,745	84%	$11,854,785	85%
Total Revenue	$17,863,891	100%	$13,904,314	100%

We have experienced rapid growth in our retail presence in the past two years.  The following table details the locations and historical growth of our sales network:

	Flagship Stores			Distributors			3rd Party Operators			Total
	2008	2009	2010 Q1	2008	2009	2010 Q1	2008	2009	2010 Q1	2008	2009	2010 Q1
Shandong (excluding Qingdao)	0	0	0	42	155	155	0	6	6	42	161	161
Qingdao city (including Jimo)	8	11	12	44	26	26	0	4	4	52	41	42
Xinjiang	0	0	0	1	1	3	0	1	1	1	2	4
Shanxi	0	0	0	2	3	2	0	0	0	2	3	2
Tianjiang	0	0	0	0	1	1	0	0	0	0	1	1
Heilongjiang	0	0	0	0	1	1	0	0	0	0	1	1
Hebei	0	0	0	0	2	1	0	0	0	0	2	1
Liaoning	0	0	0	0	1	1	0	0	0	0	1	1
Henan	0	0	0	0	1	1	0	0	0	0	1	1
	8	11	12	89	191	191	0	11	11	97	213	214

Shandong Province

Shandong Province is China’s second largest province (after Guangdong), with a population of approximately 94 million people.  The province is also China’s second most densely populated province (after Jiangsu), with 587 people per square kilometer, more than four times the average population density in China.  Gross domestic product (“GDP”) attributable to Shandong ranks it second among China’s provinces, accounting for more than ten percent of China’s GDP in 2008.  (“List of Administrative Divisions by Population Density,” en.wikipedia.org; “World Bank Supports Skills Development in Two Chinese Provinces,” go.worldbank.org)

Qingdao City

Qingdao is a sub-provincial city in China comprised of seven districts and five county-level cities.  It is one of China’s twenty largest cities and one of the two largest cities in Shandong province, with approximately 200,000 more people living in Jinan city than in Qingdao city but more than 1.7 million more people living in the greater Qingdao administrative area than in Jinan’s administrative region.  Qingdao has a population of approximately 8 million residents, of whom approximately 3.8 million live in the urban area.

Qingdao’s per-capita GDP (approximately $7,616 in 2008) is above average in China (approximately $3,290 in 2008), in part due to the Chinese government’s decision in 1984 to designate Qingdao as a special economic and technology development zone.  For this reason, Qingdao’s local economy features a variety of foreign investment, with South Korea and Japan investments being particularly prominent in the area.  (“Qingdao,” en.wikipedia.org)

Flagship Stores

We directly own or lease and operate all of our flagship stores. All located in Jimo or greater Qingdao. Each store has an individual sales team and managers that report to our central office in Qingdao. All sales staff are compensated on a commission based pay scale. Locations are selected according to management’s estimation of market opportunity. Our flagship stores bear the Hongguan brand name and exclusively retail Hongguan brand footwear.

During the years ended December 31, 2009 and 2008, the sales generated by the Company’s flagship stores accounted for 16% and 15% of total sales, respectively.

Hongguan Flagship Outlets in Jimo:

Stores Managed by Third Party Operators

In order to meet consumer demand for our products and efficiently expand of our business, we also select certain third parties to operate Hongguan (sometimes presented as “HonGung,” as in the above image) branded outlets. We have literature and rules regarding the location, size, store layout, interior design and product display of their Hongguan retail stores. All potential third party operators require prior approval before opening new stores. We visit potential locations for new outlets and consider the suitability of such locations before approval. Furthermore, all third party operators must personally operate their stores.

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

Performance — QHS typically retains the right to end the agreement if a distributor does to meet sales turnover levels comparable to other distributors.

Exclusivity — We work with nearly 200 distributors, so the types and sizes of distributor outlets vary significantly.  Many of these outlets are independent shoe stores, but we are open to the prospect of cooperating with department stores and larger established retailers.  The distributorship agreements allow our distributors to sell our products under the Hongguan brand on an exclusive basis. If there are other brands featured at the distributor’s outlet, Hongguan brand shoes must constitute a certain percentage, generally a majority, of product on display. Furthermore, the products must be displayed according to our standards.

Training — Training and instructional materials are provided to all of our distributers regarding product display, decoration, and sales techniques.

Renewal and termination — We can renew contracts at our discretion and can terminate contracts if contractual conditions including sales targets are not met.

We do not have a return policy with our distributors, other than a general right to return defective merchandise. In the event a distributor is unable to sell its stock, we will attempt—but are not obligated—to help it relocate such stock to a nearby QHS outlet.

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

Employees

The table below details the various departments and number of employees in each.  All of these employees are full-time employees.

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

Under current Chinese laws, we may renew our trademark upon expiration for an unlimited number of successive ten year terms.

Advertising and Marketing Efforts

Our sales and marketing department is responsible for the organization of sales fairs, selection, review, execution and management of contracts with third parties and distributers, and operation of our own retail outlets. We utilize television, print media, radio, the internet and outdoor billboard displays to build brand awareness. Since 2006, Chinese popular television star Ren Quan has been the face of QHS’ advertising campaign. In 2006, we entered into a contract with Ren Quan and purchased the rights to use his image for our marketing purposes. We are contractually obligated to maintain confidentiality as to the terms at which we acquired his rights. More recently, we have entered into a contract with another Chinese popular television star, Liu Xiaohu and purchased the rights to use his image for our marketing purposes, and he is featured in our television commercials and our various advertisements beginning in 2010.  We expect to focus more heavily on advertisements featuring Liu Xiaohu in the future.

Competition

The retail and in particular the footwear retail industry are highly competitive in the PRC. Our competitors are a number of international and domestic enterprises with shoe sales operations in our target market, including but not limited to Jinhou Footwear Company, Liangda Leather Company, Haining Leather Footwear Company and Fude Leather Shoe Company. We expect the competition to become more intensified due to the entry of new footwear retailers in the PRC and as a result we may be subject to competitive pricing pressures in the future. Quality, cutting edge style, brand awareness, customer service, highly motivated sales force and affordable footwear prices are vital cornerstones to success in our industry.

Our market share is small in comparison with the entire China footwear market, which is a multibillion-dollar industry.  According to the recent census taken in 2008, the cities of Jimo and Qingdao have approximately 1.10 million and 8 million residents, respectively.  While we lack readily available market research on the footwear market in Qingdao and Jimo, our management estimates that our products collectively represent a market share of roughly 20% in Jimo and 6% in Qingdao.  This market share is based on our target market of business casual and formal leather shoes for office workers.

Design Team

Our design team consists of three full time designers that are engaged in creating new fashionable designs for upcoming seasons. They are also engaged in the review, selection and alteration of designs proposed by contract manufacturers. On average, our design team is responsible for the selection or creation 200 models of footwear per year.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The CUSIP number for our common stock is 23816A103. Our common stock is quoted under the symbol “QING” (previously “DATI”) on the Electronic Bulletin Board maintained by the Financial Industry Regulatory Authority; however, there have only been limited or sporadic quotations and only a very limited public trading market for our common stock.  Indeed, our common stock has been traded publicly on less than 20% of the trading days in 2010. The Electronic Bulletin Board is a significantly more limited market than established trading markets such as the New York Stock Exchange or NASDAQ.

The closing bid price for our common stock on June 22, 2010 was $5.00 per share, as reported by www.quotemedia.com.  The common stock has not traded publicly since that date.

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.  The trading price for all days prior to the completion of our reverse split and conversion of preferred stock into common stock has been adjusted to account for such events.

	Closing Bid Prices
	High	Low
Year Ended December 31, 2010	($)	($)
First Quarter	16.20	2.16
Second Quarter	14.85	5.00
Third Quarter (no trading since June 22, 2010)	N/A	N/A

Year Ended December 31, 2009
First Quarter (from March 30, 2009)	0.27	0.27
Second Quarter	1.62	0.27
Third Quarter	1.35	1.35
Fourth Quarter	1.35	1.35

Approximate Number of Holders of Our Common Stock

As of July 26, 2010, there were approximately 275 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

Dividend Policy

The holders of shares of our common stock are entitled to dividends out of funds legally available when and as declared by our board of directors. Our board of directors does not anticipate declaring a dividend in the foreseeable future. Should we decide in the future to pay dividends, as a holding company, our ability to do so and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiary and other holdings and investments. In addition, our operating subsidiary in the PRC, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions. Although none of our current loan agreements prohibit the payment of dividends, we cannot guarantee that any future loan agreements will permit such payments.  Payments of dividends by WFOE to our company are subject to the requirement that foreign invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business. Further, such remittances would require WFOE to provide an application for remittance that includes, in addition to the application form, a foreign registration certificate, board resolution, capital verification report, audit report on profit and stock bonuses, and a tax certificate. In the event of our liquidation, dissolution or winding up, holders of our common stock are entitled to receive, ratably, the net assets available to shareholders after payment of all creditors.   See “Risk Factors – Restrictions under PRC law on our PRC subsidiary’s ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our businesses” and “- Under the New EIT Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.”

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

On February 10, 2010, we issued 3,136,768 shares of common stock to our landlord to extinguish approximately $47,052 of debt owed to Callaway Properties, our pre reverse acquisition landlord. Callaway Properties’ sole shareholder is Mary Passalaqua, wife of the Company’s former director and former secretary Joseph Passalaqua.

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

We issued securities on February 10 and 12, 2010 in reliance upon Rule 506 of Regulation D of the Securities Act. These shareholders who received the securities in such instances made representations that (a) the shareholder is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) the shareholder agrees not to sell or otherwise transfer the purchased shares unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (c) the shareholder has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in us, (d) the shareholder had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (e) the shareholder has no need for the liquidity in its investment in us and could afford the complete loss of such investment. Management made the determination that the investors in instances where we relied on Regulation D are accredited investors (as defined in Regulation D) based upon management’s inquiry into their sophistication and net worth. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

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

On June 10, 2010, we effected a 1-for-27 reverse split of our outstanding common stock, which resulted in 8,100,000 shares of common stock being converted into 300,000 shares of common stock, representing 3% of our currently outstanding common stock.  After the completion of the reverse split, shares of our Series A Preferred Stock automatically converted into shares of common stock on the basis of 1 share of Series A Preferred Stock for 970 shares of common stock. This resulted in the automatic conversion of the 10,000 outstanding shares of Series A Preferred Stock into 9,700,000 shares of common stock, constituting 97% of our currently outstanding common stock.

Purchases of Our Equity Securities

No repurchases of our common stock were made during the fourth quarter of our fiscal year ended December 31, 2009.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Prior to the consummation of the share exchange with Glory Reach, our board of directors consisted of three directors, Craig H. Burton, Joseph J. Passalaqua, and Joseph Meuse (the “Former Directors”). On February 12, 2010, the Former Directors submitted a letter of resignation and Tao Wang, Renwei Ma, and Lanhai Sun have been appointed to our board of directors (the “Directors”). The resignation of the Former Directors and appointment of the Directors both became effective on March 18, 2010.

Former Directors

Craig Burton, Mr. Burton served as President and director of Datone, Inc. from August 2000 until March 18, 2010. On February 12, 2010 Mr. Burton tendered his resignation as President of Datone. Mr. Burton attended the University of South Carolina-Coastal and was a licensed real estate agent in the State of New York. He began working in marketing for a long distance carrier in 1996 and in 1999, Mr. Burton became Director of Marketing for Datone Communications, Inc., an owner of payphones and distributor of prepaid calling cards. Datone was acquired by USIP in January, 2000. Mr. Burton served as President and a director of USIP.Com from January 2000-2006. Additionally, Mr. Burton was secretary and director of NB Telecom, Inc. from December 2005-2008.

Joseph J. Passalaqua, Mr. Passalaqua served as our secretary and director from August 2000 until March 18, 2010. On February 12, 2010 Mr. Passalaqua tendered his resignation as Secretary of Datone. Since 1999, Mr. Passalaqua has worked as a trainer at Sports Karate and fitness training company located in Cicero, New York. Mr. Passalaqua is a high school graduate.

Joseph Meuse, Mr. Meuse served as a director of Datone from January 25, 2010 through March 18. 2010. Mr. Meuse founded several companies in the financial services and securities industries, which he continues to operate.  In 2002, Mr. Meuse founded PacWest Stock Transfer LLC and is a majority partner in Pacific Stock Transfer Company, an independent stock transfer agent that serves over 1,000 clients, including a number of publicly traded companies that do business in China.  In 2003, Mr. Meuse founded Belmont Partners, LLC, an international financial consulting firm that provides public shell companies for use in reverse merger transactions.  In 2006, Mr. Meuse founded Belmont Financial Services and Belmont IT Services, two companies that provide accounting and information technology services to small businesses in the Northern Virginia area.  Additionally, Mr. Meuse maintains a position as a board member of the following public companies: Action Industries, Inc.; All State Properties Holdings, Inc.; Blue Gem Enterprise; Cinnabar Ventures, Inc.; Blue Fish Clothing, Inc.; Brite-Strike Tactical Illumination Productions, Inc.; Comprehensive Healthcare Solutions, Inc.; Contracted Services, Inc.; Firstar Exploration Corp.; Fresca Worldwide Trading Company; Geopulse Explorations, Inc.; Hudson’s Grill International, Inc.; IDcentricx, Inc.; Intercontinental Resources, Inc.; Ivecon Corp.; Jamaica Jim, Inc.; Jasper Ventures, Inc.; King Resources, Inc.; Lions Petroleum, Inc.; Madrona Ventures, Inc.; Michael Lambert, Inc.; Miller Diversified Corp.; Network Capital, Inc.; Recycle Tech, Inc.; Rockport Healthcare Group; Shimmer Gold, Inc.; Smart Holdings, Inc.; SpectraSource, Inc.; 3DShopping.com, Inc.; Springfield Company, Inc.; Unidigital, Inc.; Volcanic Gold; WES Consulting, Inc.; XRG, Inc.; Yzapp International, Inc.; Data Storage Consulting Services, Inc.; Cienega Creek Holdings, Inc.; and Luke Entertainment, Inc. Mr. Meuse attended the College of William and Mary.

Current Board of Directors and Officers

Through July 11, 2010, Ms. Fang Sui served as our Chief Financial Officer, at which time she resigned from such role but continues to work with our company.  From July 12, 2010 through present, Mr. Joseph Meuse has served as our Chief Financial Officer.  Our board of directors and executive officers are currently as listed below.

NAME	AGE	POSITION
Tao Wang	39	Director and Chief Executive Officer
Renwei Ma	43	Director and General Counsel
Joseph Meuse	40	Chief Financial Officer
Wenmao Shi	39	Chief Operating Officer
Lanhai Sun	39	Director

Tao Wang.  Mr. Wang founded QHS in 2003 and has served as its chief executive officer since March 10, 2003.  Mr. Wang served as our Chief Executive Officer and as Chairman of our Board of Directors since our inception.  Before founding QHS, Mr. Wang was engaged in variety of capacities involving branding, strategic marketing and sales of footwear since 1992. Mr. Wang has over 18 years’ experience in China’s footwear industry.  We have selected Mr. Wang to serve as a director and as Chairman of the Board because he is our majority shareholder and has a rich background in the footwear industry.

Renwei Ma.  Mr. Ma has been QHS’ legal representative since the founding of QHS in March 2003, and was an initial investor in the Company. Prior to becoming QHS’s legal representative, he was self-employed, and was engaged in various entrepreneurial endeavors in the footwear industry. In 1991 he obtained an associate’s degree in marketing from Yantai Trade and Industry University. We have selected Mr. Wang to serve as a director and as Chairman of the Board because he is our legal representative and a founding investor in the company.

Wenmao Shi.  Mr. Shi has been served as our Chief Operating Officer since inception in 2003 and is responsible for QHS advertising, marketing and sales efforts.  Prior to joining QHS, Mr. Shi was a director of sales at Qingdao Double Star Group, a leading PRC footwear manufacturer. Mr. Shi has over 18 years of sales experience, and obtained a bachelors degree in economics in 1992 from Wuhan Southeast University of Economics and Law.

Lanhai Sun. Mr. Sun has been working as the Company’s financial consultant since 2005, and he has invested in and owns several QHS outlets. He served as the general manager at Shandong Huibo Import & Export Co., Ltd. (2006 through 2008) and Qingdao Xingguang Import & Export Co., Ltd. (2009 through present) apparel trading companies, as well as serving as the CEO of SK Investment Group Ltd, a financial consulting firm (2008 through present).  We have selected Mr. Sun to serve as a director because of his experience in financial consulting and pivotal role assisting with our listing in the United States.

Family Relationships

There is no family relationship among any of our officers or directors.

Board of Directors and Board Committees

Our board of directors currently consists of three (3) directors. There are no family relationships among any of our executive officers and directors. Our directors are currently elected each year at the annual shareholder meeting.

A director may vote in respect of any contract or transaction in which he is interested; provided, however that the nature of the interest of any director in any such contract or transaction shall be disclosed by him at or prior to its consideration and any vote on that matter. A general notice or disclosure to the directors or otherwise contained in the minutes of a meeting or a written resolution of the directors or any committee thereof of the nature of a director’s interest shall be sufficient disclosure and after such general notice it shall not be necessary to give special notice relating to any particular transaction. A director may be counted for a quorum upon a motion in respect of any contract or arrangement which he shall make with our company, or in which he is so interested and may vote on such motion.

There are no membership qualifications for directors. Further, there are no share ownership qualifications for directors unless so fixed by us in a general meeting.

The Board of Directors intends in the future to maintain a majority of independent directors who are deemed to be independent under the definition of independence provided by NASDAQ Listing Rule 5605(a)(15).

There are no other arrangements or understandings pursuant to which our directors are selected or nominated.

Mr. Tao Wang currently holds both the positions of Chief Executive Officer and Chair of the Board. These two positions have not been consolidated into one position; Mr. Wang simply holds both positions at this time. We do not have a lead independent director because of the foregoing reason and also because we believe our independent directors are encouraged to freely voice their opinions on a relatively small company board. We believe this leadership structure is appropriate because we are a smaller reporting; as such we deem it appropriate to be able to benefit from the guidance of Mr. Wang as both our principal executive officer and Chair of the Board.

Our Board of Directors plays a key role in our risk oversight. The Board of Directors makes all relevant Company decisions. As such, it is important for us to have both our Chief Executive Officer and General Counsel serve on the Board as they play key roles in the risk oversight or the Company. As a smaller reporting company with a small board of directors, we believe it is appropriate to have the involvement and input of all of our directors in risk oversight matters.

Board Committees

Currently, three committees have been established under the board: the audit committee, the compensation committee and the nominating committee; however, we do not yet have board members on these committees, as we do not yet have independent directors. The audit committee is responsible for overseeing the accounting and financial reporting processes of our company and audits of the financial statements of our company, including the appointment, compensation and oversight of the work of our independent auditors. The compensation committee of the board of directors reviews and makes recommendations to the board regarding our compensation policies for our officers and all forms of compensation, and also administers our incentive compensation plans and equity-based plans (but our board retains the authority to interpret those plans). The nominating committee of the board of directors is responsible for the assessment of the performance of the board, considering and making recommendations to the board with respect to the nominations or elections of directors and other governance issues. The nominating committee considers diversity of opinion and experience when nominating directors.

Executive and Director Compensation Determination

Prior to our reverse acquisition of Glory Reach, our operating subsidiaries were private limited companies organized under the laws of the PRC, and in accordance with PRC regulations, the salary and bonus of our executive officers was determined by our shareholders.

The compensation committee of the board of directors annually reviews the performance and total compensation package for the Company’s executive officers, including the Chief Executive Officer; considers the modification of existing compensation, and the adoption of new compensation plans; and recommends appropriate changes to the board of directors, which votes on such recommendations.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  To the Company’s knowledge, none of the required parties are delinquent in their Section 16(a) filings.

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

Summary of Employment Agreements and Material Terms

Prior to our reverse acquisition of Glory Reach, our operating subsidiaries were private limited companies organized under the laws of the PRC, and in accordance with PRC regulations, the salary and bonus of our executives was determined by the shareholders of QHS.  Upon the formation of QHS, Mr. Wang’s salary was determined by Mr. Wang (as the majority shareholder) in conjunction with Renwei Ma, the legal representative of QHS. Business and living expenses as well as market rates were taken into consideration.  Once we appoint directors to our compensation committee, our compensation committee will consider compensation decisions and will determine market-based salaries for officers and directors commensurate with their positions with our company.

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

Employment Agreement – Craig Burton

We retained our previous present, Craig Burton, without an employment agreement.  Mr. Burton served at will in this position until his resignation from the position on February 12, 2010.  Mr. Burton received no compensation other than a cash salary of $40,040 in each of 2008 and 2009 and received no payment in 2010.

Employment Agreement – Tao Wang

Effective February 12, 2010, we retained Mr. Wang to serve as Chief Executive Officer of Qingdao Footwear.  Mr. Wang currently serves in this capacity without a written employment agreement.  Mr. Wang has, however, served as the chief executive officer of QHS since March 10, 2003.  Mr. Wang’s employment agreement with QHS provides for an employment period beginning on March 11, 2003 and terminating on March 10, 2023.  Mr. Wang’s compensation is set by QHS and is expected to be between RMB 3,000 and RMB 10,000 (approximately $440 to $1,467) per month.  In addition, Mr. Wang is eligible to receive such performance bonuses as QHS may determine.  QHS is obligated to pay pension funds and applicable reserves and social insurance as may be required from time to time under Chinese law.  Upon termination of employment, Mr. Wang is entitled only to those benefits as are required to be paid under Chinese law.

Under Chinese law, we may only terminate employment agreements without cause and without penalty by providing notice of non-renewal one month prior to the date on which the employment agreement is scheduled to expire. If we fail to provide this notice or if we wish to terminate an employment agreement in the absence of cause, then we are obligated to pay the employee one month’s salary for each year we have employed the employee. We are, however, permitted to terminate an employee for cause without penalty to our company, where the employee has committed a crime or the employee’s actions or inactions have resulted in a material adverse effect to us.

We anticipate that we will enter into a written employment agreement with Mr. Wang to serve as our chief executive officer prior to completion of this offering and that such agreement will include customary terms, including confidentiality and non-competition language, and will be for a period of at least three years.

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

Transactions with Related Persons

The following includes a summary of transactions since the beginning of 2007, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Related Parties

Since 2007, we have entered into transactions with the following people who are considered related persons on the respective bases listed next to their names:

Related Person Name	Related Party Basis
Tao Wang	Director, executive officer and five percent shareholder
Renwei Ma	Director and general counsel
Weidong Liang	Brother-in-law of Tao Wang
Siyou Wang	Brother of Tao Wang

Due from related party

Due from related party at December 31, 2008 consisted of receivables from Mr. Tao Wang in the amount of $4,373,588. These borrowings bear no interest and were repaid in 2009. As of December 31, 2009, the recorded balance of due from related parties was $0. Since January 2007, the maximum amount of the loan was approximately$7,531,618.

Due to related party

We borrowed money from Mr. Tao Wang, which borrowings bear no interest and contain no repayment terms but are due on demand. As of December 31, 2009 and December 31, 2008, the balances of such loans are $104,511 and $0 respectively. These borrowings were paid off in the first quarter of 2010. Since January 2007, the maximum amount of the debt was approximately $104,511.

We declared a distribution and paid dividends to the shareholders in 2009.

During 2009, we advanced to Mr. Tao Wang a total amount of $5,723,550.

During 2009, we distributed $9,432,810 to our shareholders, Mr. Tao Wang and Mr. Renwei Ma, in which $4,063,590 was distributed in cash, $5,251,860 was used to offset advances to Mr. Tao Wang and the remaining $117,360 was the dividend payable to Mr. Renwei Ma. This amount was paid off in the first quarter of 2010.

Other related party transactions

We lease one of our stores from Mr. Tao Wang under a four-year operating lease expiring August 2011.  For the years ended December 31, 2009 and 2008, related party rent expense of $17,593 and $17,298, respectively, was included in total rent expense of the year. For the three months ended March 31, 2010 and 2009, related party rent expense of $4,400 and $4,395, respectively, was included in total rent expense of the year.

We lease one of our warehouse buildings to Weidong Liang.  This lease is for a period of three years starting May 2008. Per the agreement, Mr. Liang shall pay equal amount of advertising expense on behalf of the lessor as the lease payment. For the year ended December 31, 2009 and 2008, the Company recorded other income of $87,966 and $57,660, respectively, from leasing the aforementioned building and advertising expense of the same amount respectively. For the three months ended March 31, 2010 and 2009, we recorded other income of $21,998 and $21,977 respectively, from leasing the aforementioned building and advertising expense of the same amount respectively.

Mr. Tao Wang entered into the contract with our company to assume fiscal responsibilities for all unpaid tax liabilities recorded and potential penalties relating to all tax liabilities before December 31, 2009. As of December 31, 2008 and 2007, the assumed amount was $3,799,872 and $2,620,236, respectively, which mainly included VAT tax payable and income tax payable. As of September 30, 2009 the assumed amount was $3,464,650. According to PRC tax law, late or deficient tax payment could subject to significant tax penalty. On December 25, 2009, the local tax authority in Jimo City issued a “Tax Review Report”, stating that the tax authority reviewed the Company’s income tax, VAT tax, stamp tax and invoices for the period between June 2006 and November 2009 and noted that the Company had paid off all its tax liability by December 21, 2009.

A long-term loan for $249,390, was issued in December 2009 by JiMo Rural Bank, with a 2 year repayment period and annual interest rate of 7.02%.  The loan is guaranteed by Siyou Wang and is collateralized by Mr. Wang's property.

Insider Transactions Policies and Procedures

The Company does not currently have an insider transaction policy.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market.  We intend to add independent directors in the near future.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years. Additionally, we are not a shell company for which control persons need be disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATONE, INC.

By:	/s/ Tao Wang
Tao Wang
Chief Executive Officer

Date: August 2, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Tao Wang	Chief Executive Officer and Director	August 2, 2010
Tao Wang	(Principal Executive Officer)

/s/ Joseph Meuse	Chief Financial Officer (Principal Financial	August 2, 2010
Joseph Meuse	Officer and Principal Accounting Officer) and authorized representative in the United States

*	Director	August 2, 2010
Renwei Ma

*	Director	August 2, 2010
Lanhai Sun

*	By:	/s/	Tao Wang
Tao Wang, Attorney-in-Fact