Form 10-Q/A
period 2010-03-31
Qingdao Footwear, Inc.
filed 2010-08-03
CIK 1377256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at August 2, 2010
Common Stock, $0.0001 par value per share	10,000,000 shares

Explanatory Note

The purpose of this Quarterly Report on Form 10-Q/A is to amend Part I, Items 1, 2 and 4 and Part II, Items 2 and 6 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, which was filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2010 (the “March 2010 10-Q”).

Part I, Items 1, 2 and 4 and Part II, Items 2 and 6 of our March 2010 10-Q have been amended and restated in their entirety. Except as stated herein, this Form 10−Q/A does not reflect events occurring after the filing of the March 2010 10-Q on May 10, 2010 and no attempt has been made in this Quarterly Report on Form 10-Q/A to modify or update other disclosures as presented in the March 2010 10-Q. Accordingly, this Form 10−Q/A should be read in conjunction with our filings with the SEC subsequent to the filing of the March 2010 10-Q.

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

PART I:  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Company’s financial statements follow the signature page of this report and are incorporated herein by reference.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The discussion of the results of operations below are of Qingdao Footwear and its subsidiaries, Glory Reach and QHS, and have been derived from the financial statements that are included elsewhere in this prospectus. Glory Reach is deemed to be the accounting acquirer in the share exchange transaction consummated as of February 12, 2010, which is further described in the section, “Our Corporate Structure” in this prospectus. Since there is common control between the Glory Reach and Qingdao Shoes, for accounting purposes, the acquisitions of Qingdao Shoes has been treated as a recapitalization with no adjustment to the historical basis of their assets and liabilities.

The restructuring has been accounted for using the “as if” pooling method of accounting and the operations were consolidated as if the restructuring had occurred as of the beginning of the earliest period presented in our consolidated financial statements and the current corporate structure had been in existence throughout the periods covered by our consolidated financial statements.

Overview

We are a designer and retailer of branded footwear in Northern China. We were organized to service what we believe is an unmet and increasing demand for high quality formal and casual footwear throughout the PRC. We are focused on providing footwear that rises to the style, quality and comfort demands of a high-end consumer at affordable prices within reach of middle market office employees. Our products can be divided into men’s and women’s casual and formal footwear. Along with the growth in urbanization and individual purchasing power in China, the demand for leather footwear has also grown. Since our organization in 2003, we have grown rapidly throughout Shandong province, a province that has approximately one-third the number of people of the United States.

Our principal business includes (1) designing and selecting designs for men’s and women’s leather shoe lines; (2) sourcing and purchasing contract-manufactured footwear; and (3) selling these lines of footwear under our proprietary brand, “红冠” (Hongguan, sometimes presented as “HonGung”). We do not manufacture or assemble any shoes. We operate a number of flagship stores throughout greater Qingdao. Our products are also brought to market through our extensive distribution network of authorized independent distributors as well as through third party retailers selected to operate exclusive Hongguan brand stores on our behalf. We believe that the sale of our products through distributors and third parties has enabled us to grow by exploiting their local retail expertise and economies of scale while minimizing our expenditure on fixed asset and human resources. Our company headquarters and main sales office is located in Shandong province in northern China, in the city of Jimo, less than 25 miles from the major urban center of Qingdao.

Principal Factors Affecting Our Financial and Operational Results

Our financial results of operations have been and will continue to be affected by a number of factors, including but not limited to the following factors:

Growth in the broader PRC economy

Our financial condition and results of operations have been driven by macro-economic conditions, increased disposable income and consumer spending in the PRC. Since our formation, we have derived 100% of our income from operations in China. Along with growth in the economy as a whole, Chinese domestic consumption has increased in line with rapid urbanization and increases in disposable income over the past 15 years. Per capita urban disposable income has increased by an annualized rate of 12.9% over the 5 years ending in 2008 and is anticipated to top $2,000 in 2012. The urban population as a percentage of the total population increased from 40.6% in 2003 to 46.6% at the end of 2009, and this trend is expected to continue into the future. (National Bureau of Statistics of China, www.stats.gov.cn) The United Nations estimates that China’s population is likely to be evenly split between rural and urban areas by 2015. (“Urbanization in the People’s Republic of China,” www.wikipedia.org) We expect that financial performance will continue to be driven by the positive trends in retail consumption, urbanization and increased consumer spending in the future.

Increased consumer demand for leather footwear products in the PRC

Consumer demand for leather footwear products in the PRC is a key driver of our continued growth. The success of our enterprise depends in large part on the growth in the PRC consumer market, particularly consumer demand for high quality, affordable leather shoes. As average living standards in the PRC continue to improve and a larger percentage of employment opportunities become available in an urban office or service economy setting, we expect consumer demand in the PRC to shift increasingly towards footwear appropriate to such settings, such as fine leather footwear. While Chinese per capita footwear consumption is lower than a number of other countries, China surpassed the United States in 2008 as the country that purchases the most pairs of footwear in the aggregate. Because the average Chinese consumer purchases an average of two pairs of shoes annually, far fewer than consumption levels in Korea, Japan or the West, China’s shoe consumption rate is expected to approach levels of other nations with similar cultural consumption characteristics if China’s consumer wealth continues to grow. (“Footwear in China,” www.datamonitor.com) For this reason, we expect the market to continue to grow for the immediate future.

Management and Expansion of Our Distribution Network

The majority of our sales are derived through third party distributors. As such, management of our brand through and collection of receivables from these parties is paramount to our success and future growth. We manage our brand by controlling how our products are placed, selecting store locations and decoration, and other qualitative measures. We regularly visit and inspect third party stores in order to ensure they meet our high standards for appearance, quality and service.

In the past, we had managed receivables from our third parties by requiring full payment for goods within one month of delivery. Beginning with our sales fair in February 2010, we extended credit to certain distributors. These distributors were selected based on outstanding track records in both sales and timely payments. We extended this credit in order to enhance their ability to increase sales responsibly and reward them for past success and loyalty. The extension of credit allows these distributors to grow cost effectively in accordance with our goal of achieving greater penetration in the Shandong retail market. It also encourages them to purchase our new models of footwear. We monitor our receivables carefully and reserve the right to terminate contracts with any supplier whose payments are not timely. We have maintained strong and positive long term relationships with all the distributors that we extended credit periods to and have rarely encountered any difficulties on collection of accounts receivable and do not anticipate collection issues in the future. We encourage such timely repayment by maintaining regular communication with these distributors. Management believes that it has already taken adequate measures to ensure timely settlement by the distributors, and the extended credit period has not and will not materially adversely affected our liquidity or working capital.

Effective cost management and quality control in our supply chain

Our footwear is designed in house, but production of our footwear is entirely outsourced. To meet production requirements and to remain profitable, we must be able to count on our suppliers for quality product at reasonable prices delivered in a timely manner at commercially reasonable prices. Therefore, it is vital to our success that we are able to maintain control of our supply chain. We believe that we will be able to offset a portion of any such increased costs through improvement of production efficiency and use of economies of scale. Historically, we have been successful in containing cost of goods sold as a percentage of total cost of sales. For 2008 and 2009 our cost of goods sold accounted for 59% and 57% of total sales, respectively. We seek to capitalize on overcapacity in the footwear manufacturing industry in the PRC and leverage our purchasing power to continue to obtain favorable prices from our major suppliers. Should costs increase in the markets from which we currently source products, we are confident that we will be able to find alternative footwear providers throughout Southeast Asia. We actively work with our suppliers to maintain quality and reserve the right to return goods that do not meet our standards.

Competitive Pricing Points and Attractive Product Designs

We have been able to maintain strong gross profit margins through competitive pricing of our products and effective cost management. To increase sales volumes, our pricing policy is to offer a range of products set at different price points with the aim of targeting different segments within the mid-range market. In order to maintain our price competitiveness and sales volumes, we review our pricing strategy regularly to make adjustments based on various factors, including the market response to existing recommended retail prices, the level of sales, the expected product margin on individual products, the prices of our competitors’ products and the anticipated market trends and expected demand from customers.

We pursue a variety of designs that offer a diversified product mix and provide a wide range of leather footwear styles to our customers, which we bel ieve to be vital to attracting customers and to increases our revenue. Our designers have historically produced more than 200 unique designs annually which vary by season and target demographic. We strive to find innovative styles and technologies to incorporate into our shoes and always meet the highest and most popular styles for our customers. In the coming years, we will monitor demand and adjust our products accordingly to maximize sales and profit.

Ability to maintain brand recognition and marketing success

We believe that brand recognition drives consumer product selection. We will continue to invest our efforts in brand building and establishing Hongguan as a quality affordable footwear brand rising to the highest fashion standards while remaining within reach of a smaller budget consumer. We place great emphasis on our brand and promote Hongguan products through advertisements in the media, sales fairs and various other promotional activities. We intend to increase our marketing budgets for promotional activities in the future in order to further strengthen our brand and market position.

Previous Organization and Reverse Acquisition

During fiscal year 2009, our company’s corporate entity, Datone, Inc., was a provider of both privately owned and company owned payphones and stations in New York. Datone, Inc. received revenues from the collection of the payphone coinage, a portion of usage of service from each payphone and a percentage of long distance calls placed from each payphone from the telecommunications service providers. In addition, Datone, Inc. also received revenues from the service and repair of privately owned payphones, sales of payphone units.

On February 12, 2010, our company completed a reverse acquisition transaction through a share exchange with Glory Reach and the shareholders of Glory Reach (the “Glory Reach Shareholders”), whereby Qingdao Footwear (Datone, Inc. at the time) acquired 100% of the issued and outstanding capital stock of Glory Reach in exchange for 10,000 shares of Datone, Inc.’s Series A Preferred Stock. This preferred stock constituted 97% of our issued and outstanding capital stock on an as-converted to common stock basis as of and immediately after the consummation of the reverse acquisition. As a result of the reverse acquisition, Glory Reach became our wholly-owned subsidiary and the Glory Reach Shareholders became our beneficially controlling stockholders. The share exchange transaction with Glory Reach was treated as a reverse acquisition, with Glory Reach as the acquirer and Datone, Inc. as the acquired party. In connection with this acquisition, Datone, Inc. changed its name to “Qingdao Footwear, Inc.” and changed its operations from serving as a provider of payphones and stations in New York to serving as a holding company for a designer and retailer of branded footwear in Northern China.

As a result of our acquisition of Glory Reach, we now own all of the issued and outstanding capital stock of Glory Reach, which in turn owns all of the outstanding capital stock of QHS.

Results of Operations
Comparison of Three Months Ended March 31, 2010 and March 31, 2009

The following table sets forth key components of our results of operations during the three months ended March 31, 2010 and 2009, both in dollars and as a percentage of our net sales.

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
		% of Net		% of Net
	Amount	Sales	Amount	Sales
Net Sales	$4,765,812	100%	$4,455,898	100%
Cost of sales	2,656,755	56%	2,522,338	57%
Gross profit	2,109,057	44%	1,933,560	43%
Operating Expenses	720,726	15%	231,680	5%
Operating Income	1,388,331	29%	1,701,880	38%
Other income & interest expense	(819)	0%	9,011	0%
Income Before Income Taxes	1,387,512	29%	1,710,891	38%
Income taxes	457,531	10%	427,723	10%
Net income	$929,981	20%	$1,283,168	29%

Net Sales. Our net sales increased to $4,765,812 in the three months ended March 31, 2010 from $4,455,898 in the same period in 2009, representing 7% revenue growth. As retail sales trends and broader economic growth in the PRC have been positive despite a global economic downturn, during the three months ended March 31, 2010, we increased prices in order to achieve higher gross profit. The average selling price per pair for the first quarter of 2010 and 2009 was $19.46 and $17.69 respectively, representing an increase of 10.0%. In response to the price increase, the volume of footwear sold decreased 2.8% to approximately 245 thousand pairs for the three months ended March 31, 2010 as compared to approximately 252 thousand pairs for the same period last year. We believe our pricing policy for this quarter was a success given the overall growth in revenue. In the future, we may adjust pricing strategy to meet market demand and satisfy our financial goals.

Net sales from our wholesale operations increased $144,744, or 3.8%, to $3,924,332 for the three months ended March 31, 2010, from $3,779,588 for the three months ended March 31, 2009. Net sales from our retail operations increased $165,170 to $841,480 for the three months ended March 31, 2010, a 24.4% increase over sales of $676,310 for the three months ended March 31, 2009. The average selling price per pair within our wholesale operations increased to $18.36 per pair for the three months ended March 31, 2010 from $16.67 per pair in the same period last year, an increase of 10.1%, primarily due to acceptance of new designs and styles for our in-season products. The average selling price per pair within our retail operations increased 0.7% to $27.05 per pair for the three months ended March 31, 2010 compared to $26.85 for the same period in 2009.

Cost of Sales. For the three months ended March 31, 2010, cost of sales amounted to $2,656,755 or approximately 55.7% of net revenues as compared to cost of sales of $2,522,338 or approximately 56.6% of net revenues for the same period of 2009. The average unit cost per pair increased to $10.85 for the first quarter of 2010 from $10.01 for the same period of 2009, an increase of 8.4%. This was in line with macroeconomic factors including increased consumer demand driving the use of on-line manufacturing capacity and general wage increases in the PRC. We believe that the supply of low cost footwear will remain available in the future as unused capacity comes on line and lower wage pools are accessed throughout Asia.

Gross Profit and Gross Margin. Gross profit for the three months ended March 31, 2010 increased $175,497 to $2,109,057 from $1,933,560 for the same period in 2009. Gross profit as a percentage of net sales, or gross margin, increased to 44.3% for the three months ended March 31, 2010 from 43.4% for the same period in 2009. The gross margin increase was primarily attributable to increased margins for both our retail and wholesale operations.

Gross profit for wholesale operations increased $95,787, or 6.35%, to $1,605,211 for the three months ended March 31, 2010 from $1,509,424 for the same period in 2009. Wholesale margins increased to 40.9% for the three months ended March 31, 2010 from 39.9% for the same period in 2009. The increase in wholesale margins was primarily due to increased selling price of wholesale offset decreased sales volume resulting from high competitive local footwear market. Gross profit for retail operations increased $79,710, or 18.8%, to $503,846 for the three months ended March 31, 2010 from $424,136 for the same period in 2009. Retail margins decreased to 59.9% for the three months ended March 31, 2010 from 62.7% for the same period in 2009. The decrease in retail margins was due to seasonal closeout sales in 2010.

Operating Expenses. Our selling, general and administrative expenses grew to $702,721 in the three months ended March 31, 2010 from $218,547 in the same period in 2009. This was mainly due to a payment of shares to service providers for services provided in connection with our reverse merger.

Other Income & Interest Expense. Other Income & Interest Expense decreased to ($819) in the three months ended March 31, 2010 from $9,011 in the same period in 2009. Other Income and Interest Expense is a negligible percentage of our revenue.

Income before Income Taxes. Our income before income taxes decreased to $1,387,512 in the three months ended March 31, 2010 from $1,710,891 in the same period in 2009. While our operational scope expanded, the increased selling, general and administrative expenses mentioned above resulted in a decrease in taxable income.

Income Taxes. Income tax increased to $457,531 in the three months ended March 31, 2010 from $427,723 in the same period in 2009. The increase was due to an increase in taxable income, as our tax rate remained constant.

Net Income. In the three months ended March 31, 2010, we generated net income of $929,981, a decrease from $1,283,168 in the same period in 2009. This decrease was primarily due to the factors discussed above. While our gross profit increased from $1,933,560 to $2,109,057 quarter over quarter, the one-time selling, general and administrative expenses mentioned above caused our net income to decrease.

Liquidity and Capital Resources

As of March 31, 2010, we had cash and cash equivalents of $378,219, primarily consisting of cash on hand and demand deposits. This compares with March 31, 2009, when we had cash and cash equivalents of $240,479, primarily consisting of cash on hand and demand deposits. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily through cash flows from operations and equity contributions by our shareholders. We do not expect our daily operations to be constrained by cash flow; however, without additional capital, we may be limited to a lower rate of growth.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flows
(all amounts in U.S. dollars)

	Three Months Ended
	March 31,
	2010	2009
Net cash provided by operating activities	$916,821	$2,076,807
Net cash provided by (used in) investing activities	(661,971)	(1,954,613)
Net cash provided by (used in) financing activities	61,895	0
Effects of Exchange Rate Change in Cash	343	(249)
Net (Decrease) Increase in Cash and Cash Equivalents	317,088	121,945
Cash and Cash Equivalent at Beginning of the Year	61,131	118,534
Cash and Cash Equivalent at End of the Year	378,219	240,479

Operating activities

Net cash provided by operating activities was $916,821 for the three months ended March 31, 2010, as compared to $2,076,807 for the same period in 2009.

The cash provided by operating activities for the three months ended March 31, 2010 was mainly derived from our net profit of $929,981, stock-based compensation of $442,611, an increase of tax liabilities of $1,324,682, and increase of accounts payables of $120,086, offset by an increase of accounts receivable of $1,703,936 and increase of prepayments of $173,854. The increase of accounts receivable was due to a short-term increased credit period policy designed to enhance sales following a sales fair held in February. We have granted short-term credit extensions as a strategic incentive to our most loyal and profitable distributors to increase our market share following such a sales fair, largely in order to introduce our new models of footwear. Generally, we expect such distributors to pay the purchase prices within sixty days of extension. Because these credit extensions are made to our most loyal and profitable distributors in order to incentivize them to purchase our new footwear models, we expect the accounts receivable to be collectable in the ordinary course, and we encourage such timely repayment by maintaining regular communication with these distributors. The accounts receivable associated with this short-term credit policy have been collected as of May 31, 2010.

The cash provided by operating activities for the three months ended March 31, 2009 was a result of net profit of $1,283,168, and increase in tax payable of $1,241,699, offset by the increase of inventory of $323,926.

Investing activities

Net cash used by investing activities for the three months ended March 31, 2010 was $661,971 as compared to $1,954,613 net cash used in investing activities during the same period of 2009. The cash used by investing activities during the three months ended March 31, 2010 represents the payment for a note receivable of $440,100 and advance to owner of $221,871. The cash used in investing activities during the three months ended March 31, 2009 represents the advance to owner of $1,879,489 and payment used for construction in progress of $75,124.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2010 was $61,895, as compared to $0 in the same period of 2009. The cash provided by financing activities represents the cash proceeds from bank loans of $440,100 by offsetting the distribution to owner of $378,205.

Bank loans

Our bank loans include short-term loans and long-term loans. In our industry, it is customary to obtain such loans to meet cash flow and inventory needs.

Short term loans, totaling $1,158,930 as of March 31, 2010, were issued by Bank of Qingdao and JiMo Rural Bank, with annual interest rate ranging from 6.372% to 7.965%, and with terms of 12 months which will mature in September, November and December 2010 respectively. All bank loans were secured either by the property of the Company or third parties.

A long-term loan for $249,390, was issued in December 2009 by JiMo Rural Bank, with 2 years period and annual interest rate of 7.02%. The loan is guaranteed by the relatives of Mr. Tao Wang, the CEO and major shareholder of the Company and is collateralized by the property of his relatives.

Capital resources

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

Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor the price change in the industry and continually maintain effective cost control in operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

We may experience seasonal fluctuations in our revenue in some regions in the PRC, based on the seasonal changes in the weather and the tendency of customers to make purchases relating to their apparel suitable for the time of year. Any seasonality may cause significant pressure on us to monitor the development of materials accurately and to anticipate and satisfy these requirements. Our revenues are usually higher in the first and fourth quarters due to seasonal purchases.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

Revenue Recognition

We generate revenues from the retail and wholesale of shoes. Sales revenues are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. Sales are presented net of value added tax (“VAT”). No return allowance is made as product returns have been insignificant in all periods.

Retail sales are recognized at the point of sale to customers. Wholesales to our contracted customers are recognized as revenue at the time the product is shipped and title passes to the customer on an FOB shipping point basis. Wholesale prices are predetermined and fixed based on contractual agreements. We do not allow any discounts, credits, rebates or similar privileges.

We do not grant any inventory pricing protection or other inventory adjusting policies to our distributors. The distributors are responsible for their purchased products types and volumes, unless any quality problems arise. If quality issues arise with our products, the products will be fully replaced by our manufacturers in accordance with the purchase agreement. As a result, we recognize our sales on delivery of our products to our wholesalers. For the retail customers, we only allow returns due to quality problems. We do not permit returns based on any other reason, and we do not believe such liberal return policies are common in China. Should there be any quality defects, customers have the right to return the shoes to the stores from which they purchased them. The stores then return them to our company, and we negotiate an acceptable solution with the manufacturers, which tends to vary with the facts in each case. According to our historical data, such returns are at approximately 0.01% of total sales and are not material to our financial statements.

In light of the low level of revenue dilution, we do not generally assess returns of products, levels of inventory, expected introductions of new products or external sources.

We have not experienced any purchases of products in excess of ordinary course of business levels as a result of any incentives. In our experience, customers merely purchase their seasonal footwear needs more quickly—but not in greater numbers—than they might otherwise purchase in the absence of such incentives. This result is not surprising in an industry like the footwear industry, which is marked by seasonal sales on, for example, sandals during summer and boots during winter. As a result of such seasonal fluctuations, our customers endeavor not to maintain excessive inventory but do try to purchase seasonally-specific shoes shortly before the season.

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

Accounts Receivable

Accounts receivable consists of unpaid balances due from the whole-sale customers. Such balances generally are cleared in the subsequent month when the whole-sale customers place another order. The Company does not provide an allowance for doubtful accounts because the Company has not experienced any credit losses in collecting these amounts from whole-sale customers.

Impairment of Long-Lived Assets

The Company accounts for impairment of property and equipment and amortizable intangible assets in accordance with ASC 360, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. There was no impairment of long-lived assets for the years ended December 31, 2009 and 2008.

Inventories

Merchandise inventories are stated at the lower of cost or market.  Cost is determined on a weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a salable condition.  In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels.  Our reserve requirements generally increase as our projected demand requirements; or decrease due to market conditions and product life cycle changes.  The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand.

In addition, the Company estimates net realizable value based on intended use, current market value and inventory ageing analyses.  The Company writes down inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and their estimated market value based upon assumptions about future demand and market conditions.

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

Foreign Currency Translation

The Company’s functional currency is Chinese currency Renminbi (“RMB”) and its reporting currency is the U.S. dollar. Transactions denominated in foreign currencies are translated into U.S. dollar at exchange rate in effect on the date of the transactions. Exchange gains or losses on transaction are included in earnings.

The financial statements of the Company are translated into United States dollars in accordance with the provisions of ASC 830 “Foreign Currency Matters”, using the year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. At December 31, 2009 and 2008, the cumulative translation adjustment of $440,775 and $437,665 were classified as an item of accumulated other comprehensive income in the shareholders’ equity section of the balance sheet respectively.  For the years ended December 31, 2009 and 2008, other comprehensive income was $3,110 and $232,047, respectively.

Segment Reporting

We operate as a single operating segment for purposes of presenting financial information and evaluating performance. As such, the accompanying consolidated financial statements present financial information in a format that is consistent with the internal financial information used by management. We do not accumulate operating expenses by wholesale and retail operations and, therefore, it is impractical to present such information.

Recent Accounting Pronouncements

Fair Value Measurements and Disclosures (Included in ASC 820, previously FSP No. 157-4, “Determining Whether a Market is Not Active and a Transaction Is Not Distressed”).  FSP No. 157-4 clarifies when markets are illiquid or that market pricing may not actually reflect the “real” value of an asset.  If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value.  FSP No. 157-4 identifies factors to be considered when determining whether or not a market is inactive.  FSP No. 157-4 would be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively.  The adoption of this standard had no material effect on the Company’s financial statements.

Interim Disclosures about Fair Value of Financial Instruments (Included in ASC 825 “Financial Instruments”, previously FSP SFAS No. 107-1).  This guidance requires that the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, be included in interim financial statements.  This guidance also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods.  FSP 107-1 was effective for interim periods ending after September 15, 2009.  The adoption of FSP 107-1 had no material impact on the Company’s financial statements.

Consolidation of Variable Interest Entities – Amended (To be included in ASC 810 “Consolidation”, previously SFAS 167 “Amendments to FASB Interpretation No. 46(R)”). SFAS 167 amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to require an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity.  SFAS 167 also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010.  The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

FASB Accounting Standards Codification (Accounting Standards Update “ASU” 2009-1). In June 2009, the Financial Accounting Standard Board (“FASB”) approved its Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff.  The Codification is effective for interim or annual financial periods ending after September 15, 2009 and impacts our financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  There have been no changes to the content of our financial statements or disclosures as a result of implementing the Codification.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASC Update 2009-05”), an update to ASC 820, Fair Value Measurements and Disclosures.  This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities.  Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009-05.  ASC Update 2009-05 will become effective for the Company’s annual financial statements for the year ended December 31, 2009. The adoption of this standard had no material effect on the Company’s financial statements.

In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605) “Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force”.  This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting.  This update establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available.  The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted.  The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets.  In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R).  The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity.  The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements.  The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash.  The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share).  The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification.  The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity.  The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.”  If an entity has previously adopted SFAS No.160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009.  The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160.  The management does not expect the adoption of this ASU to have a material impact on the Company’s financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements.  This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).  This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation.  A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position.  A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques.  A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The management does not expect the adoption of this ASU to have a material impact on the Company’s financial statements.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls.

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), its principal executive officer, and Chief Financial Officer (“CFO”), its principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of March 31, 2010. Based on that evaluation, the CEO and CFO concluded that there had been improvements of the Company’s disclosure controls and procedures and the manner in which information that is required to be disclosed in Exchange Act report is reported within the time period specified in the SEC’s rule and forms. During the course of preparing our audited financial statements, our CEO and CFO determined that our disclosure controls and procedures were not effective as of March 31, 2010.

Conclusion

The Company did not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of generally accepted accounting principles accepted in the United States of America commensurate with the Company’s disclosure controls and procedures requirements, which resulted in a number of deficiencies in disclosure controls and procedures that were identified as being significant.  The Company’s management believes that the number and nature of these significant deficiencies, when aggregated, was determined to be a material weakness.  The material weaknesses existed from prior to the Company’s reverse merger, when the operating company was a privately held company in China.

Management’s Plan to Remedy Material Weaknesses

When management recognized that it lacked personnel with experience and knowledge of U.S. GAAP, it sought to remedy these deficiencies by retaining third party consultants and new management personnel with experience in U.S. GAAP.

While the Company’s experience was with Chinese GAAP and Chinese legal obligations, the Company retained third-party accountants with Big 4 U.S. GAAP accounting experience to assist with the preparation and review of financial statements.  These consultants assisted the Company both with the initial preparation of financial statements and communication with the Company’s auditors.  In addition to these accounting consultants, the Registrant has selected an auditor that has experience in reviewing U.S. GAAP financial statements.

Finally, after the end of the reporting period, the Company retained a new chief financial officer who has experience with U.S. GAAP.  In addition, the Company has invited several individuals to serve as independent directors after completion of a currently contemplated registered public offering of its common stock.  Although there can be no guarantee that the offering will be completed, the Company believes that the individuals who have agreed to serve as directors after the offering have the skills and experience necessary to provide valuable advice regarding these accounting matters.

Despite the material weaknesses and deficiencies reported above, the Company’s management believes that its condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Changes in internal control over financial reporting.

Other than the efforts described above to improve its internal controls both before and after the end of the reporting period, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 6.  EXHIBITS

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QINGDAO FOOTWEAR, INC.

By:	/s/ Tao Wang
Tao Wang
Chief Executive Officer

Date: August 2, 2010

	By:	/s/ Joseph Meuse
Joseph Meuse
Chief Financial Officer

Date: August 2, 2010

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

QINGDAO FOOTWEAR, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009
UNAUDITED

	March 31, 2010	December 31, 2009
	(Restated)
ASSETS
Current assets
Cash	$378,219	$61,131
Accounts receivable	1,802,899	98,962
Notes receivable	440,100	-
Inventories	385,266	344,512
Prepaid expenses	231,165	57,311

Total current assets	3,237,649	561,916

Property, plant and equipment, net	913,651	930,451
Intangible assets	206,957	208,167

Total Assets	$4,358,257	$1,700,534

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$135,812	$15,727
Short term loans	1,158,930	718,830
Taxes payable	1,327,308	2,627
Duet to related parties	-	221,871

Total current liabilities	2,622,050	959,055

Long-term debt	249,390	249,390

Total Liabilities	$2,871,440	$1,208,445

Shareholders’ Equity
Series A preferred stock, .0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, .0001 par value, 100,000,000 shares authorized, 10,000,000 and 9,700,000 shares issued and outstanding, respectively	1,000	970
Additional paid-in capital	762,091	319,510
Accumulated other comprehensive income	441,116	440,775
Retained earnings (deficits)	282,610	(269,166)

Total Shareholders’ Equity	$1,486,817	$492,089
Total Liabilities and Shareholders' Equity	$4,358,257	$1,700,534

The accompanying notes are an integral part of these consolidated financial statements.

QINGDAO FOOTWEAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
UNAUDITED

	Three Months Ended
	March 31, 2010	March 31, 2009
	(Restated)
Net sales	$4,765,812	$4,455,898
Cost of sales	2,656,755	2,522,338

Gross profit	2,109,057	1,933,560
Operating expenses:
Selling, general and administrative expenses	702,721	218,547
Depreciation and Amortization Expense	18,005	13,133

Income from operations	1,388,331	1,701,880

Other income (expense)
Rental income	21,998	21,977
Interest income	89	533
Interest expense	(22,906)	(13,499)

Income before income taxes	1,387,512	1,710,891

Income taxes	457,531	427,723

Net income	$929,981	$1,283,168

Earnings per share - basic and diluted	$0.09	$0.13
Weighted average shares outstanding-basic and diluted	10,000,000	9,700,000

Net income	$929,981	$1,283,168
Other comprehensive income (loss)
Foreign currency translation	341	(6,705)

Comprehensive income	$930,322	$1,276,463

The accompanying notes are an integral part of these consolidated financial statements.

QINGDAO FOOTWEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
UNAUDITED

	Three Months Ended
	March 31, 2010	March 31, 2009
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$929,981	$1,283,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,005	13,133
Stock based compensation	442,611	-
Changes in operating assets and liabilities:
Accounts receivable	(1,703,936)	(101,932)
Inventories	(40,754)	(323,926)
Prepaid expenses	(173,854)	(43,140)
Accounts payable and accrued liabilities	120,086	7,805
Tax payable	1,324,682	1,241,699
Net cash provided by operating activities	916,821	2,076,807

CASH FLOWS FROM INVESTING ACTIVITIES
Loan made to other	(440,100)	-
Advance to related party	(221,871)	(1,879,489)
Cash paid for construction in progress	-	(75,124)
Net cash used in investing activities	(661,971)	(1,954,613)

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to shareholders	(378,205)	-
Proceeds from loans	440,100	-
Net cash provided by financing activities	61,895	-

Effect of exchange rate changes on cash	343	(249)

Net increase in cash	$317,088	$121,945

Cash, beginning of period	61,131	118,534

Cash, end of period	$378,219	$240,479

SUPPLEMENTARY DISCLOSURE:
Interest paid	$22,906	$13,498
Income tax paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

QINGDAO FOOTWEAR, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Qingdao Footwear, Inc. (formerly Datone, Inc.) was originally incorporated on August 9, 2000 under the laws of the State of Delaware. The Company operated as a wholly-owned subsidiary of USIP.COM, Inc. On August 24, 2006, USIP decided to spin-off its subsidiary companies, one of which was Datone, Inc. On February 1, 2008, Datone, Inc. filed a Form 10-SB registration statement. On November 13, 2008, Datone, Inc. went effective.

On February 12, 2010, the Company completed a reverse acquisition transaction through a share exchange with Glory Reach International Limited, a Hong Kong limited company (“Glory Reach”), the shareholders of Glory Reach (the “Shareholders”), Greenwich Holdings LLC and Qingdao Shoes, whereby the Company acquired 100% of the issued and outstanding capital stock of Glory Reach in exchange for 10,000 shares of our Series A Convertible Preferred Stock which constituted 97% of our issued and outstanding capital stock on an as-converted to common stock basis as of and immediately after the consummation of the reverse acquisition. Following the effectiveness of the Reverse Stock Split (note 9) and conversion of Series A Preferred Stock into common stock (note 9), there will be approximately 10,000,000 shares of our common stock issued and outstanding and no shares of preferred stock issued and outstanding. As a result of the reverse acquisition, Glory Reach became our wholly-owned subsidiary and the former shareholders of Glory Reach became our controlling stockholders. The share exchange transaction with Glory Reach was treated as a reverse acquisition, with Glory Reach as the acquirer and Datone, Inc. as the acquired party for accounting and financial reporting purposes. After the reverse merger, Datone, Inc changed its name to Qingdao Footwear, Inc.

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

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements included in our Quarterly Report on Form 10-Q for the three months ended March 31, 2010 should no longer be relied upon. Specifically, the Company’s general and administrative expenses were understated by $442,611 for the period due to the fact that compensation expense relates to shares transfers by a shareholder to service providers upon the closing of the reverse merger on February 12, 2010 were not recorded in the original filing. Accordingly, all the financial statements for the quarter ended March 31, 2010 are restated.

The following table sets forth all the accounts in the original amounts and restated amounts, respectively.

	Original	Adjustment	Restated
As of March 31, 2010
Additional paid-in capital	319,480	442,611	762,091
Retained Earnings	725,221	(442,611)	282,610

For the three months ended March 31, 2010
Selling, general and administrative expenses	260,110	442,611	702,721
Income from operations	1,830,942	(442,611)	1,388,331
Income before income taxes	1,830,123	(442,611)	1,387,512
Net income	1,372,592	(442,611)	929,981
Net income per share	0.14	(0.05)	0.09
Comprehensive income	1,372,933	(442,611)	930,322
Cash Flows from Operating Activities:
Net income	1,372,592	(442,611)	929,981
Stock based compensation	-	442,611	442,611

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade receivables.  As of March 31, 2010 and December 31, 2009, substantially all of the Company’s cash were held by major financial institutions located in the PRC, which management believes are of high credit quality.  With respect to trade receivables, the Company generally does not require collateral for trade receivables and has not experienced any credit losses in collecting the trade receivables.

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

Revenue Recognition

The Company generates revenues from the retail and wholesale of shoes. Sales revenues are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. Sales are presented net of value added tax (VAT). No return allowance is made as product returns have been insignificant in all periods.

Retail sales are recognized at the point of sale to customers. Wholesale to its contracted customers are recognized as revenue at the time the product is shipped and title passes to the customer on an FOB shipping point basis. Wholesale prices are predetermined and fixed based on contractual agreements. The Company does not allow any discounts, credits, rebates or similar privileges.

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

NOTE 4 – NOTES RECEIVABLE

The Company advanced $440,100 to a third party in January 2010. The note receivable carries annual interest at 10% and matures in July 2010.

NOTE 5 - SHORT TERM LOANS

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

NOTE 6 – LONG TERM LOANS

On December 16, 2009, the Company entered into a 2-year loan agreement with JMRB.  The Company borrowed $249,390 with an annual interest rate equal to 7.02% and is due in December 2011.  The loan is guaranteed by the relatives of Mr. Tao Wang, the CEO and major shareholder of the Company and is collateralized by the property of his relatives.

NOTE 7 - RELATED PARTY BALANCES AND TRANSCATIONS

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

NOTE 8 - INCOME TAX

The Company is governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements.

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Income before income taxes	$1,387,512	$1,710,891

Income taxes	$457,531	$427,723
Effective tax rate	33%	25%

There is no significant temporary difference between book and tax income.

The Company has no United States income tax liabilities as of March 31, 2010 and December 31, 2009.

NOTE 9 – SHAREHOLDERS’ EQUITY

During January 2010, the Company distributed $378,205 to its shareholders.

During February 2010, upon the closing of the reverse merger, one of the shareholders transferred 338 of the 874 shares of Series A Convertible Preferred Stock issued to him under the share exchange to certain service providers of the Company. The underlining common shares were valued at $1.35 (post-reverse split common stock price) per share resulting in stock compensation expense of $442,611 for the three month ended March 31, 2010.

Series A Convertible Preferred Stock

The Company issued 10,000 shares of our Series A Preferred Stock in February 2010 related to the reverse merger.

Shares of Series A Preferred Stock had automatically convert into shares of common stock on the basis of one share of Series A Preferred Stock for 970 shares of common stock immediately subsequent to the effectiveness of a planned 1-for-27 reverse split of the Company’s outstanding common stock, which had become effective on June 10, 2010.  Upon the reverse split the 10,000 outstanding shares of Series A Preferred Stock had automatically convert into 9,700,000 shares of common stock, which constitutes 97% of the outstanding common stock of the Company subsequent to the reverse stock split.

Holders of Series A Preferred Stock vote with the holders of common stock on all matters on an as-converted to common stock basis, based on an assumed post 1-for-27 reverse split (to retroactively take into account the reverse stock split).

Following the effectiveness of the Reverse Stock Split and conversion of Series A Preferred Stock into common stock, there are approximately 10,000,000 shares of our common stock issued and outstanding and no shares of preferred stock issued and outstanding.

For accounting purposes, we treated the series A convertible preferred stock as being converted fully to common stock on a post reverse stock split basis.

The 1-for-27 Reverse Stock Split

The Company’s board of directors unanimously approved, subject to stockholder approval, the 1-for-27 Reverse Split of our issued and outstanding common stock. The reverse split will reduce the number of issued and outstanding shares of the Company’s common stock outstanding prior to the split. The reverse split increases the total number of issued and outstanding shares of the Company’s common stock subsequent to the split by triggering the automatic conversion of the Company’s Series A Preferred Stock into 9,700,000 shares of common stock. The reverse split had become effective on June 10, 2010, the date when the Company filed with the Secretary of State of the State of Delaware following the expiration of the 20 day period mandated by Rule 14c of the Exchange Act. On June 10, 2010, 27 shares of Common Stock had automatically been combined and changed into one share of common stock.
For counting purposes, we treated the reverse stock split as being effective and all shares are retroactively restated to reflect the reverse stock split.

NOTE 10 – COMMITMENTS AND CONTINGECIES

Guarantees

As of December 31, 2009, the Company provided corporate guarantees for bank loans borrowed by two unrelated companies incorporated in the PRC (“Company A and B”).  Associated with the corporate guarantee, Company A and B also provided cross guarantees for the JMRB bank loans of $293,400 borrowed by the Company.  If Company A and B default on the repayment of their bank loans when they fall due, the Company is required to repay the outstanding balance.  As of December 31, 2009, the guarantee provided for the bank loans borrowed by Company A and B were approximately RMB 1,000,000 ($293,400) and RMB 1,000,000 ($146,700), respectively.

The guarantee period is from July 2008 to December 2009. The Company’s management considered the risk of default by Company A and B is remote and therefore no liability for the guarantor’s obligation under the guarantee was recognized as of December 31, 2009. No fee was paid to Company A and B for their guarantee.

As of March 31, 2010, two unrelated companies incorporated in the PRC provided guarantees for the JMRB bank loans of $293,400 borrowed by the Company.  The guarantees end when the loans become mature. (See Note 5)

Tax liabilities

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

NOTE 11 – SUBSEQUENT EVENTS

In April 2010, the Company entered into an agreement to obtain the land use right on a piece of land located in JiMo city for $3.6 million (RMB 25 million).