Form 10-Q
period 2010-06-30
Qingdao Footwear, Inc.
filed 2010-08-16
CIK 1377256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended June 30, 2010

Commission File Number: 000-53075

QINGDAO FOOTWEAR, INC.
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at August 15, 2010
Common Stock, $0.0001 par value per share	10,000,179 shares

PART I:  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QINGDAO FOOTWEAR, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009

	June 30, 2010	December 31, 2009
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$414,350	$61,131
Accounts receivable	360,934	98,962
Notes receivable	460,313	-
Inventories	557,031	344,512
Prepaid expenses	651,854	57,311

Total current assets	2,444,482	561,916

Long term prepaid expenses	1,668,725	-
Property, plant and equipment, net	1,022,594	930,451
Intangible assets	3,873,744	208,167

Total Assets	$9,009,545	$1,700,534

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$21,261	$15,727
Accrued liabilities	1,056,441	-
Short term loans	1,163,670	718,830
Taxes payable	3,043,141	2,627

Duet to related parties	-	221,871

Total current liabilities	5,284,513	959,055

Long-term debt	250,410	249,390

Total Liabilities	$5,534,923	$1,208,445

Shareholders’ Equity
Series A preferred stock, .0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, .0001 par value, 100,000,000 shares authorized, 10,000,000 and 9,700,000 shares issued and outstanding, respectively	1,000	970
Additional paid-in capital	762,091	319,510
Accumulated other comprehensive income	455,031	440,775
Retained earnings (deficits)	2,256,500	(269,166)

Total Shareholders’ Equity	$3,474,622	$492,089
Total Liabilities and Shareholders' Equity	$9,009,545	$1,700,534

The accompanying notes are an integral part of these consolidated financial statements.

QINGDAO FOOTWEAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE TRHEE MONTHS AND SIX MONTHS ENDED JUNE 30, 2010 and 2009
UNAUDITED

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Net sales	$6,483,625	$5,143,578	$11,249,437	$9,599,476

Cost of sales	3,422,563	2,923,413	6,079,318	5,445,751

Gross Profit	3,061,062	2,220,165	5,170,119	4,153,725
Operating expenses:
Selling, general and administrative expenses	844,753	230,913	1,104,863	449,460
Depreciation and Amortization Expense	41,312	13,125	59,317	26,258
Income from operations	2,174,997	1,976,127	4,005,939	3,678,007

Other income (expense)

Rental income	22,009	21,994	44,007	43,971

Interest income	18,498	180	18,587	713

Interest expense	(26,261)	(13,892)	(49,167)	(27,391)

Income before income taxes	2,189,243	1,984,409	4,109,366	3,695,300

Income taxes	657,964	494,902	1,115,495	922,625

Net income	$1,531,279	$1,489,507	$2,903,871	$2,772,675

Earnings per share - basic and diluted	$0.15	$0.15	$0.29	$0.29

Weighted average shares outstanding-basic and diluted	10,000,000	9,700,000	10,000,000	9,700,000

Net income	$1,531,279	$1,489,507	$2,903,871	$2,772,675
Other comprehensive income
Foreign currency translation	13,915	(1,234)	14,256	(7,939)
Comprehensive income	$1,545,194	$1,488,273	$2,918,127	$2,764,736

The accompanying notes are an integral part of these consolidated financial statements.

QINGDAO FOOTWEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
UNAUDITED

	Six Months Ended
	June 30, 2010	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,903,871	$2,772,675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,317	26,258
Stock based compensation	442,611	-
Changes in operating assets and liabilities:
Accounts receivable	(261,567)	(40,637)
Accrued interest on notes receivable	(18,413)	-
Inventories	(211,109)	(39,869)
Prepaid expenses	(2,263,033)	(50,912)
Accounts payable and accrued liabilities	38,456	17,105
Tax payable	3,040,504	2,681,288
Net cash provided by operating activities	3,730,637	5,365,908

CASH FLOWS FROM INVESTING ACTIVITIES
Loan made to other	(441,900)	-
Advance to related party	(222,778)	(3,243,228)
Cash paid for property and equipment	(130,127)	(373,302)
Cash paid for intangible asset	(2,659,045)	-
Net cash used in investing activities	(3,453,850)	(3,616,530)

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to shareholders	(378,205)	(1,611,500)
Proceeds from loans	441,900	-
Net cash provided by (used in) financing activities	63,695	(1,611,500)

Effect of exchange rate changes on cash	12,737	(1,498)

Net increase in cash	$353,219	$136,380

Cash, beginning of period	61,131	118,534

Cash, end of period	$414,350	$254,914

SUPPLEMENTARY DISCLOSURE:
Interest paid	$49,167	$27,391
Income tax paid	$1,149	$1,052

The accompanying notes are an integral part of these consolidated financial statements.

QINGDAO FOOTWEAR, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Qingdao Footwear, Inc. (formerly Datone, Inc.) was originally incorporated on August 9, 2000 under the laws of the State of Delaware. The Company operated as a wholly-owned subsidiary of USIP.COM, Inc. On August 24, 2006, USIP decided to spin-off its subsidiary companies, one of which was Datone, Inc.  On February 1, 2008, Datone, Inc. filed a registration statement on Form 10-SB, which went effective on November 13, 2008.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade receivables.  As of June 30, 2010 and December 31, 2009, substantially all of the Company’s cash were held by major financial institutions located in the PRC, which management believes are of high credit quality.  With respect to trade receivables, the Company generally does not require collateral for trade receivables and has not experienced any credit losses in collecting the trade receivables.

The Company operates principally in the PRC and grants credit to its customers in this geographic region. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

Land Use Rights

According to the laws of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of the rights.

The Company paid in advance for the lease of two parcels of land consisting of approximately $243,000 and $3,682,000 for 50-year and 60-year time period, respectively. The lease period began during 2003 and 2010 and expire during 2053 and 2070, respectively. The amount is being amortized and recorded as expense over the 50-year and 60-year terms of the leases, respectively.

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

Earnings per Share

Basic earnings per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At June 30, 2010 and December 31, 2009, respectively, the Company had no common stock equivalents that could potentially dilute future earnings per share.

NOTE 3 – NOTES RECEIVABLE

The Company advanced $440,100 to a third party in January 2010. The note receivable carries annual interest at 10% and matured in July 2010.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consist of the following as of June 30, 2010 and December 31, 2009:

	June 30,2010	December 31, 2009
Prepaid rent	$693,758	$18,778
Prepaid advertising fee	1,237,188	-
Prepaid maintenance fee	349,838	-
Prepaid miscellaneous fee	39,795	38,533
	$2,320,579	$57,311
Minus: current portion	651,854	57,311
Long term portion	1,668,725	-

Long term prepaid rent is for a new 15-year retail store lease. The whole amount of the lease was prepaid. Long term advertising prepayment is for advertisement contracts with period ranging from two to five years. The whole contracts amounts were prepaid. Long term maintenance prepayment is for a five-year landscaping maintenance contract and the whole contract was prepaid.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of the following land use right as of June 30, 2010 and December 31, 2009:
	June 30, 2010	December 31, 2009

Cost of land use right	3,925,545	242,055

Less: accumulated amortization	51,801	33,888

Land use rights, net	$3,873,744	$208,167

Amortization expense for the three and six months ended June 30, 2010 and 2009 was $16,491, $17,701, $1,210 and $2,420, respectively.

Amortization expense for the next five years and thereafter is as follows:

2010 (for the remaining six months)	$32,980
2011	65,962
2012	65,962
2013	65,962
2014	65,962
2015	65,962
Thereafter	3,510,954
Total	$3,873,744
In April 2010, the Company purchased land use rights in Jimo, Shandong Province for $3,682,500. By June 30, 2010, $2,659,045 has been paid in cash. The company is still in the process of obtaining the title of the land use right.

NOTE 6 - SHORT TERM LOANS

Short-term loans are due to two financial institutions which are normally due within one year.  As of June 30, 2010 and December 31, 2009, the Company’s short term loans consisted of the following:

	June 30, 2010	December 31, 2009

JMRB, two 12-month bank loans both due in November 2010, bears annual interest at 7.965% average, secured by third parties	294,600	293,400

BOQ, 12-month bank loan due in September 2010, bears annual interest at 6.372% average, pledged by Company’s building and land use right	427,170	425,430

JMRB, 12-month bank loan due in December 2010, bears annual interest at 7.965% average, secured by third parties	441,900	-

Total short-term debt	$1,163,670	$718,830

The above indebtedness to JMRB at June 30, 2010 and December 31, 2009 has been guaranteed by two unrelated companies.

NOTE 7 – LONG TERM LOANS

On December 16, 2009, the Company entered into a 2-year loan agreement with JMRB.  The Company borrowed $250,410 with an annual interest rate equal to 7.02% and is due in December 2011.  The loan is guaranteed by the relatives of Mr. Tao Wang, the CEO and major shareholder of the Company and is collateralized by the property of his relatives.

NOTE 8- RELATED PARTY BALANCES AND TRANSCATIONS

Due to related party

At December 31, 2009, the amount due to Mr. Tao Wang, the CEO and major shareholder of the Company amounted to $104,511. These borrowings bear no interest and were paid off in first quarter 2010.

At December 31, 2009, the dividend payable to Mr. Renwei Ma, the shareholder of the Company was $117,360, which was paid off in the first quarter of 2010.

Due to related party at June 30, 2010 is nil.

Related party transactions

The Company leases one of its stores from Mr. Tao Wang under a four-year operating lease expiring August 2011.  For the six months ended June 2010 and 2009, related party rent expense of $8,800 and $8,794, respectively, was included in total rent expense of the year.

The Company leases one of its warehouse buildings to Weidong, Liang, brother-in-law of Mr. Tao Wang, for three years starting May 2008. Per the agreement, the lessee shall pay equal amount of advertising expense on behalf of the lessor as the lease payment. For the six months ended June 30, 2010 and 2009, the Company recorded other income of $44,007 and $43,971 respectively, from leasing the aforementioned building and advertising expense of the same amount respectively.

NOTE 9 - INCOME TAX

The Company is governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements.

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Income before income taxes	$4,019,366	$3,695,300

Income taxes	$1,115,495	$922,625

There is no significant temporary difference between book and tax income.

The Company has no United States income tax liabilities as of June 30, 2010 and December 31, 2009.

The following table reconciles the U.S. statutory corporate income rates to the Company’s effective tax rate for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

U.S. statutory rate	34.0%	34.0%
Foreign income not recognized in the U.S.	-34.0%	-34.0%
PRC statutory rate	25.0%	25.0%
Adjustment for expense on U.S. Shell	2.8%	-

Effective income tax rate	27.8%	25.0%

NOTE 10 – SHAREHOLDERS’ EQUITY

During January 2010, the Company distributed $378,205 to its shareholders.

During February 2010, upon the closing of the reverse merger, one of the shareholders transferred 338 of the 874 shares of Series A Convertible Preferred Stock issued to him under the share exchange to certain service providers of the Company. The underlining common shares were valued at $1.35 (post-reverse split common stock price) per share resulting in stock compensation expense of $442,611 for the six months ended June 30, 2010.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

As of June 30, 2010, two unrelated companies incorporated in the PRC provided guarantees for the JMRB bank loans of $293,400 borrowed by the Company.  The guarantees end when the loans become mature. (See Note 5)

Tax liabilities

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

NOTE 12 - OPERATING RISKS

(a)  Country risk

The Company has significant investments in the PRC. The operating results of the Company may be adversely affected by changes in the political and social conditions in the PRC and by changes in Chinese government policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. The Company can give no assurance that those changes in political and other conditions will not result in a material adverse effect upon the Company’s business and financial condition.

(b)  Exchange risk

The Company cannot guarantee the Renminbi, US dollar exchange rate will remain steady, therefore the Company could post the same profit for two comparable periods and post higher or lower profit depending on exchange rate of Renminbi and US dollars.  The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

(c)  Interest risk

The Company is exposed to interest rate risk arising from short-term variable rate borrowings from time to time. The Company’s future interest expense will fluctuate in line with any change in borrowing rates.  The Company does not have any derivative financial instruments as of June 30, 2010 and December 31, 2009 and believes its exposure to interest rate risk is not material.

(d)  Deposit risk

The Company holds certain bank accounts in its employees’ name in order to better facilitate its daily cash needs. Balances of these accounts totaled $345,811 at June 30, 2010 and $7,870 at December 31, 2009. Highest total balance of these accounts during the six months period ended June 30, 2010 was approximately $1,060,000 and $1,224,000 for the year ended December 31, 2009. it is possible that the Company could lose these deposits due to the fact that these accounts are not legally owned by the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q for the three months ended June 30, 2010 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three months ended June 30, 2010 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

We pursue a variety of designs that offer a diversified product mix and provide a wide range of leather footwear styles to our customers, which we believe to be vital to attracting customers and to increases our revenue. Our designers have historically produced more than 200 unique designs annually which vary by season and target demographic. We strive to find innovative styles and technologies to incorporate into our shoes and always meet the highest and most popular styles for our customers. In the coming years, we will monitor demand and adjust our products accordingly to maximize sales and profit.

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

Results of Operations

Comparison of Three Months Ended June 30, 2010 and June 30, 2009

The following table sets forth key components of our results of operations during the three months ended June 30, 2010 and 2009, both in dollars and as a percentage of our net sales.

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009
		% of Net		% of Net
	Amount	Sales	Amount	Sales
Net Sales	$6,483,625	100%	$5,143,578	100%
Cost of sales	3,422,563	53%	2,923,413	57%
Gross profit	3,061,062	47%	2,220,165	43%
Operating Expenses	886,065	14%	244,038	5%
Operating Income	2,174,997	34%	1,976,127	38%
Other income & interest expense	14,246	0%	8,282	0%
Income Before Income Taxes	2,189,243	34%	1,984,409	39%
Income taxes	657,964	10%	494,902	10%
Net income	$1,531,279	24%	$1,489,507	29%

Net Sales. Our net sales increased to $6,483,625 in the three months ended June 30, 2010 from $5,143,578 in the same period in 2009, representing 26% revenue growth. As retail sales trends and broader economic growth in the PRC have been positive despite a global economic downturn, during the three months ended June 30, 2010, we promoted higher price products in order to achieve higher gross profit.  In addition, our retail sales contributed 22.5% of total sales amount during the three months ended June 30, 2010, as compared to 14.6% of total sales during the same period of 2009.  Our retail selling price is about 40%-50% markup on the selling price to wholesalers.  As a result, the average selling price per pair for the second quarter of 2010 and 2009 was $19.6 and $13.6 respectively, representing an increase of 44%. In response to the price increase, the volume of footwear sold decreased 12.5% to approximately 331 thousand pairs for the three months ended June 30, 2010 as compared to approximately 378 thousand pairs for the same period last year. We believe our pricing policy for this quarter was a success given the overall growth in revenue. In the future, we may adjust pricing strategy to meet market demand and satisfy our financial goals.

Net sales from our wholesale operations increased $636,999, or 14.5%, to $5,025,547 for the three months ended June 30, 2010, from $4,388,548 for the three months ended June 30, 2009. The average selling price per pair within our wholesale operations increased to $18.1 per pair for the three months ended June 30, 2010 from $12.9 per pair in the same period last year, an increase of 40%, primarily due to acceptance of new designs and styles for our in-season products.  However, our sales volume decreased 18.1% resulted from the increase of selling price.  We may, from time to time, adjust our selling price policy to test market to achieve higher gross profit.

Net sales from our retail operations increased $703,048 to $1,458,078 for the three months ended June 30, 2010, a 93% increase over sales of $755,030 for the three months ended June 30, 2009.  The average selling price per pair within our retail operations increased 35% to $27.8 per pair for the three months ended June 30, 2010 compared to $20.6 for the same period in 2009.  The increase of selling price is mainly resulted from the company’s promotion policy and high-end products policy during this period, meanwhile, lots of types of summer shoes with lower price were sold during the same period of 2009.  To achieve our sales strategy, we inputted extensive of advertising in these area.  Apart from the increase of selling price, our sales volume from retail outlets also increased 43% to 52.4 thousand pairs of shoes during the three months ended June 30, 2010.  The increase of sales volume is mainly resulted from increase of our outlets to 12 during the three months ended June 30, 2010 from 8 in the same period of 2009, which represent 50% increase.

Cost of Sales. For the three months ended June 30, 2010, cost of sales amounted to $3,422,563 or approximately 52.8% of net revenues as compared to cost of sales of $2,923,413 or approximately 56.8% of net revenues for the same period of 2009. The average unit cost per pair increased to $10.4 for the second quarter of 2010 from $7.7 for the same period of 2009, an increase of 34%.  Compared to 35% selling price increase in retail outlets and 40% selling price increase in wholesale business, it is generally in line with the increase.  The increase is mainly resulted from selling more high-unit price model products during this period, compared to more low price products sold during the same period of 2009.  We may continue to promote more high-unit price models, but, we do not expect that the unit price growth in following periods are as high as this quarter.

Gross Profit and Gross Margin. Gross profit for the three months ended June 30, 2010 increased $840,897 to $3,061,062 from $2,220,165 for the same period in 2009. Gross profit as a percentage of net sales, or gross margin, increased to 47.2% for the three months ended June 30, 2010 from 43.2% for the same period in 2009. The gross margin increase was primarily attributable to increased margins for both our retail and wholesale operations.

Gross profit for wholesale operations increased $396,713, or 22.7%, to $2,145,118 for the three months ended June 30, 2010 from $1,748,405 for the same period in 2009. Wholesale margins increased to 42% for the three months ended June 30, 2010 from 40% for the same period in 2009. The increase in wholesale margins was primarily due to increased selling price of wholesale offset decreased sales volume resulting from high competitive local footwear market.  In addition, our wholesale customers chose higher unit selling price product to sell which contributes higher gross margin.  Gross profit for retail operations increased $444,184, or 94%, to $915,944 for the three months ended June 30, 2010 from $471,760 for the same period in 2009. Retail margins remained at 63% for both periods ended June 30, 2010 or 2009.

Operating Expenses. Our selling, general and administrative expenses grew to $844,753 in the three months ended June 30, 2010 from $230,913 in the same period in 2009. This was mainly due to a payment of shares to service providers for services provided in connection with our reverse merger.

Other Income & Interest Expense. Other Income & Interest Expense increased to (put a $ here) $14,246 in the three months ended June 30, 2010 from $8,282 in the same period in 2009. Other Income and Interest Expense is a negligible percentage of our revenue.

Income before Income Taxes. Our income before income taxes increased to $2,189,243 in the three months ended June 30, 2010 from $1,984,409 in the same period in 2009.  The increase is mainly resulted from increase in gross profit offset by increased operating expenses.

Income Taxes. Income tax increased to $657,964 in the three months ended June 30, 2010 from $494,902 in the same period in 2009. The increase was due to an increase in taxable income, as our tax rate remained constant.

Net Income. In the three months ended June 30, 2010, we generated net income of $1,531,279, a increase from $1,489,507 in the same period in 2009. This increae was primarily due to the increase in gross profit from $2,220,165 to $3,061,062 quarter over quartere.

Comparison of Six Months Ended June 30, 2010 and June 30, 2009

The following table sets forth key components of our results of operations during the six months ended June 30, 2010 and 2009, both in dollars and as a percentage of our net sales.

	Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009
		% of Net		% of Net
	Amount	Sales	Amount	Sales
Net Sales	$11,249,437	100%	$9,599,476	100%
Cost of sales	6,079,318	54%	5,445,751	57%
Gross profit	5,170,119	46%	4,153,725	43%
Operating Expenses	1,164,180	10%	475,718	5%
Operating Income	4,005,939	36%	3,678,007	38%
Other income & interest expense	13,427	0%	17,293	0%
Income Before Income Taxes	4,019,366	36%	3,695,300	38%
Income taxes	1,115,495	10%	922,625	10%
Net income	$2,903,871	26%	$2,772,675	29%

Net Sales. Our net sales increased to $11,249,437 in the six months ended June 30, 2010 from $9,599,476 in the same period in 2009, representing 17% revenue growth. As retail sales trends and broader economic growth in the PRC have been positive despite a global economic downturn, during the six months ended June 30, 2010, we increased prices of 28% in order to achieve higher gross profit, which resulted in a decrease of sales volume of 9% as compared to the same period of 2009.

Net sales from our wholesale operations increased $781,815, or 10%, to $8,949,943 for the six months ended June 30, 2010, from $8,168,128 for the six months ended June 30, 2009. The average selling price per pair within our wholesale operations increased to $17.9 per pair for the six months ended June 30, 2010 from $14.4 per pair in the same period last year, an increase of 24%, primarily due to acceptance of new designs and high pricing products as we promoted.  However, it resulted in a sales volume decrease of 12% to 500.7 thousand pairs of shoes during the six months ended June 30, 2010.

Net sales from our retail operations increased $818,146 to $2,299,494 for the six months ended June 30, 2010, a 61% increase over sales of $1,431,348 for the six months ended June 30, 2009. The average selling price per pair within our retail operations increased 33% to $30.7 per pair for the six months ended June 30, 2010 compared to $23.2 for the same period in 2009. Apart from increase of selling price, our sales volume also contributed 21% increase as compared to the same period of 2009, which is mainly resulted from increase of sales outlets from 8 to 12 as of June 30, 2009 and 2010 respectively.  The increase of unit selling price is mainly resulted from our sales strategy which promote more high-unit price products to the market to achieve higher gross profit.

Cost of Sales. For the six months ended June 30, 2010, cost of sales amounted to $6,079,318 or approximately 54% of net revenues as compared to cost of sales of $5,445,751 or approximately 56.7% of net revenues for the same period of 2009. The increase of cost of sales of 12% over the same period of 2009 is mainly resulted from the increase of sales of 17%.  The higher increase ratio in sales is mainly resulted from change of sales mixture that our retail sales take 20% of total sales of June 30, 2010 as compared to 15% during the same period of 2009, which contributed approximately 20% more margin than that of wholesale operations.

Gross Profit and Gross Margin. Gross profit for the six months ended June 30, 2010 increased $1,016,394 to $5,170,119 from $4,153,725 for the same period in 2009. Gross profit as a percentage of net sales, or gross margin, increased to 46% for the six months ended June 30, 2010 from 43% for the same period in 2009. The gross margin increase was primarily attributable to increased margins for both our retail and wholesale operations and change of sales mixture as explained above.

Gross profit for wholesale operations increased $405,061, or 12%, to $3,661,821 for the six months ended June 30, 2010 from $3,256,760 for the same period in 2009. Wholesale margins increased to 41% for the six months ended June 30, 2010 from 40% for the same period in 2009. The increase in wholesale gross profit was primarily due to increased selling price of wholesale offset decreased sales volume resulting from high competitive local footwear market.

Gross profit for retail operations increased $611,333, or 68%, to $1,508,298 for the six months ended June 30, 2010 from $896,965 for the same period in 2009. Retail margins increased to 66% for the six months ended June 30, 2010 from 63% for the same period in 2009. The increase of gross profit is mainly resulted from increase of unit selling prices and sales volume in retail operations as explained above.  The increase of gross margin is mainly resulted from more acceptance of our high-end products in the market which has higher margin.

Operating Expenses. Our selling, general and administrative expenses grew to $1,104,863 in the six months ended June 30, 2010 from $449,460 in the same period in 2009. This was mainly due to a payment of shares to service providers for services provided in connection with our reverse merger.

Other Income & Interest Expense. Other Income & Interest Expense decreased to (put a $ here) $13,427 in the six months ended June 30, 2010 from $17,293 in the same period in 2009. Other Income and Interest Expense is a negligible percentage of our revenue.

Income before Income Taxes. Our income before income taxes increased to $4,019,366 in the six months ended June 30, 2010 from $3,695,300 in the same period in 2009. The increase is mainly resulted from increase in gross profit offset by increased operating expenses.

Income Taxes. Income tax increased to $1,115,495 in the six months ended June 30, 2010 from $922,625 in the same period in 2009. The increase was due to an increase in taxable income, as our tax rate remained constant.

Net Income. In the six months ended June 30, 2010, we generated net income of $2,903,871, an increase from $2,772,675 in the same period in 2009. This increase was primarily due to increase of profit before tax as explained above.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of $414,350, primarily consisting of cash on hand and demand deposits. This compares with June 30, 2009, when we had cash and cash equivalents of $254,914, primarily consisting of cash on hand and demand deposits. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily through cash flows from operations and equity contributions by our shareholders. We do not expect our daily operations to be constrained by cash flow; however, without additional capital, we may be limited to a lower rate of growth.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flows
(all amounts in U.S. dollars)

	Six Months Ended
	June 30,
	2010	2009
Net cash provided by operating activities	$3,730,637	$5,365,908
Net cash used in investing activities	(3,453,850)	(3,616,530)
Net cash provided by (used in) financing activities	63,695	(1,611,500)
Effects of Exchange Rate Change in Cash	12,737	(1,498)
Net Increase in Cash and Cash Equivalents	353,219	136,380
Cash and Cash Equivalent at Beginning of the Period	61,131	118,534
Cash and Cash Equivalent at End of the Period	414,350	254,914

Operating activities

Net cash provided by operating activities was $3,730,637 for the six months ended June 30, 2010, as compared to $5,365,908 for the same period in 2009.

The cash provided by operating activities for the six months ended June 30, 2010 was mainly derived from our net profit of $2,903,871, stock-based compensation of $442,611, and an increase of tax liabilities of $3,040,504, offset by an increase of accounts receivable of $261,567 and increase of prepayments of $2,263,033. The increase of accounts receivable was due to an increased credit period policy designed to enhance sales following a sales fair held in February. We have granted short-term credit extensions as a strategic incentive to our most loyal and profitable distributors to increase our market share following such a sales fair, largely in order to introduce our new models of footwear. In order to balance of our operating cash flow, we also ask for a longer payment term on our payables, which resulted in increase of accounts payables.  Increase of prepayment mainly represent the payment during the period for the advertising, long term leasing for our new established outlets.  We may choose to lease or buy outlets in future.  We may also continue to do advertising to promote our sales and increase of brand acceptance.

The cash provided by operating activities for the six months ended June 30, 2009 was a result of net profit of $2,772,675, and increase in tax payable of $2,681,288, offset by the increase of accounts receivable, inventory and prepayment of $131,418 in total.

Investing activities

Net cash used by investing activities for the six months ended June 30, 2010 was $3,453,850 as compared to $3,616,530 net cash used in investing activities during the same period of 2009. The cash used by investing activities during the six months ended June 30, 2010 represents the payment to acquire the land use right of $2,659,045, payment for a note receivable of $441,900 and advance to owner of $222,778. The cash used in investing activities during the six months ended June 30, 2009 represents the advance to owner of $3,243,228 and payment of property and equipment of $373,302.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2010 was $63,695, as compared to $1,611,500 used in the same period of 2009. The cash provided by financing activities during six months ended June 30, 2010 represents the cash proceeds from bank loans of $441,900 by offsetting the distribution to owner of $378,205. The cash used in financing activities during six months ended June 30, 2009 represents distribution to owner of $1,611,500.

Bank loans

Our bank loans include short-term loans and long-term loans. In our industry, it is customary to obtain such loans to meet cash flow and inventory needs.

Short term loans, totaling $1,163,670 as of June 30, 2010, were issued by Bank of Qingdao and JiMo Rural Bank, with annual interest rate ranging from 6.372% to 7.965%, and with terms of 12 months which will mature in September, November and December 2010 respectively. All bank loans were secured either by the property of the Company or third parties.

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

Impairment of Long-Lived Assets

The Company accounts for impairment of property and equipment and amortizable intangible assets in accordance with ASC 360, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. There was no impairment of long-lived assets for the six months period ended June 30, 2010 and the year ended December 31, 2009.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls.

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), its principal executive officer, and Chief Financial Officer (“CFO”), its principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of June 30, 2010. Based on that evaluation, the CEO and CFO concluded that there had been improvements of the Company’s disclosure controls and procedures and the manner in which information that is required to be disclosed in Exchange Act report is reported within the time period specified in the SEC’s rule and forms. During the course of preparing our audited financial statements, our CEO and CFO determined that our disclosure controls and procedures were not effective as of June 30, 2010.

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

Other than the efforts described above to improve its internal controls both before and after the end of the reporting period, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

During the three months ended June 30, 2010, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s Board of Directors and our stockholders approved a 1-for-27 reverse stock split of our issued and outstanding common stock. The reverse stock split reduced the number of issued and outstanding shares of our common stock outstanding prior to the split. The reverse stock split triggered the automatic conversion of our Series A Preferred Stock into 9,700,000 shares of Common Stock. The Reverse Stock Split went effective on June 10, 2010. The shares of common stock issued upon the automatic conversion of the Series A Preferred Stock were issued pursuant to the exemption from registration in Section 3(a)(9) of the Securities Act of 1933.

For accounting purposes, all shares are retroactively restated to reflect the reverse stock split.

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

QINGDAO FOOTWEAR, INC.

By:	/s/ Tao Wang
Tao Wang
Chief Executive Officer

Date: August 16, 2010

By:	/s/ Joseph Meuse
Joseph Meuse
Chief Financial Officer

Date:	August 16, 2010

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.