Form 10-K/A
period 2009-12-31
Qingdao Footwear, Inc.
filed 2010-11-04
CIK 1377256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

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

As of November 3, 2010, there were 10,000,000 shares of the Registrant’s common stock outstanding.

Explanatory Note

The purpose of this Annual Report on Form 10-K/A is to amend Items 1, 1A, 5, 10, 11, 13 and 15 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2010 and amended on August 3, 2010 (the “2009 10-K”).

Items 1, 1A, 5, 10, 11, 13 and 15 of our 2009 10-K have been amended and restated in their entirety. In particular, the financial statements have been restated to reflect an understatement of tax liabilities for the period, as previously disclosed in a current report on Form 8-K filed on October 14, 2010. Except as stated herein, this Form 10−K/A does not reflect events occurring after the filing of the Form 10-K on March 30, 2009 and no attempt has been made in this Annual Report on Form 10-K/A to modify or update other disclosures as presented in the 2009 10-K. Accordingly, this Form 10−K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Form 10−K.

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

QINGDAO FOOTWEAR, INC.
(Formerly Datone, Inc.)

FORM 10-K/A
For the Fiscal Year Ended December 31, 2009

		Page
	PART I

Item 1.	Business	4

Item 1A.	Risk Factors	17

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance	19

Item 11.	Executive Compensation	22

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence	23

	PART IV

Item 15.	Exhibits, Financial Statement Schedules

PART I
ITEM 1.	BUSINESS

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

Immediately following the closing of the reverse acquisition of Glory Reach, two of the Shareholders, Joseph Meuse, as the beneficial owner of Belmont Partners, and William Luckman, transferred 338 of the 1747 shares of Series A Convertible Preferred Stock issued to them under the share exchange to certain persons who provided services to Glory Reach’s subsidiaries, pursuant to share allocation agreements that the Shareholder entered into with such service providers.  We have accounted for such transfers as compensation expenses.  The service providers and descriptions of the services they provided are included in the following table:

Name	Shares	Services Provided
Hong Yan	78	Accounting services
Lie Shen	78	Accounting services
The Crone Law Group	78	U.S. legal services
Have Success Investments Ltd	104	China legal services

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

(1)
All of the outstanding shares of Swift Dynamic are held by Mr. Renhuan Shi. Such shares are subject to the Incentive Option Agreement and the Entrustment Agreement. Because of the rights granted to Mr. Tao Wang under these agreements, Mr. Tao Wang is deemed the beneficial owner of such shares.

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

Our Growth Strategy

We believe that the market for affordable, high quality footwear in China provides us with attractive and sustainable growth opportunities.  We intend to pursue the following strategies, which are entirely dependent upon completion of an equity offering, to achieve our goal:

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

(3)
Bring more self owned stores online to increase higher margin sales.  Although we have not established a timeline to increase the number of self owned stores we will open in the near future, we expect that we will open more self owned stores (and at a faster rate) if we complete an equity offering than we will open if we rely only on organic growth to fund such openings.  The reason for this is that we have found that expanding our distributor network allows us to leverage our resources more effectively, even though we earn higher margins on our self owned stores.  In the event we complete an equity offering, however, we would have free cash available to devote to opening self owned stores. In our experience, establishing a new sales point such as a company-owned flagship store in Qingdao typically requires approximately three months and costs approximately $120,000.  The typical cost of establishing a distributor store is approximately $30,000 and the typical cost of establishing a third-party store is approximately $60,000. We anticipate spending approximately $300,000 on our expansion efforts in the next 12 months, such plans being entirely dependent on the completion of an equity offering. The following table illustrates the number of stores we intend to open if an equity offering is completed and the number we intent to open if an equity offering is not completed. If an equity offering is completed, openings will be funded solely through offering proceeds. If an equity offering is not completed, we intend to fund openings through cash from operations and commercial loans. If such sources are insufficient, we may be unable to open the intended number of stores.

	Stores to Open in Next 12 Months if Offering is Completed	Stores to Open in Next 12 Months if Offering is not Completed
Company Owned	10-20	3-5
Third Party	30-50	10-15
Distributor	50-100	15-30

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

Our Products

Our products consist of men and women’s footwear. Our designs are on the whole targeted at consumers seeking business casual and formal leather shoes appropriate for an office setting. Each year we design or commission designs for more than 300 unique styles. We do not manufacture our products, but instead outsource manufacturing to third parties. Our designs are split roughly evenly between men’s and women’s products. Designs are made based on collaboration between our sales department and design department regarding market demand and assessment of what will designs be fashionable in the upcoming season. As of June 30, 2010, men’s footwear constituted approximately 60% of revenue and women’s footwear the remainder. Approximately 40% of sales were formal shoes, and the remainder is attributed to casual footwear.

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

Our suppliers are selected for their ability to meet our high quality standards, timely execution of our orders and competitive pricing. As of June 30, 2010, we had contractual relationships with 60 footwear manufacturers. None of our suppliers accounted for more than 10% of the total cost of our goods sold in 2009. Our suppliers are mainly located in Wenzhou, Chongqing and various towns in Jiangsu.

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

Sales Channels

The following diagram details our current distribution channels:

As of June 30, 2010, we had 12 flagship stores, 11 exclusive third party managed retail outlets, and 192 outlets managed by distributors.

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

We have experienced rapid growth in our retail presence in the past two years.  The following table details the locations and historical growth of our sales network:

	Flagship Stores			Distributors			3rd Party Operators			Total
	2008	2009	2010 Q2	2008	2009	2010 Q2	2008	2009	2010 Q2	2008	2009	2010 Q2
Shandong (excluding Qingdao)	0	0	0	42	155	155	0	6	6	42	161	161
Qingdao city (including Jimo)	8	11	12	44	26	26	0	4	4	52	41	42
Xinjiang	0	0	0	1	1	3	0	1	1	1	2	4
Shanxi	0	0	0	2	3	2	0	0	0	2	3	2
Tianjiang	0	0	0	0	1	1	0	0	0	0	1	1
Heilongjiang	0	0	0	0	1	1	0	0	0	0	1	1
Hebei	0	0	0	0	2	1	0	0	0	0	2	1
Liaoning	0	0	0	0	1	1	0	0	0	0	1	1
Henan	0	0	0	0	1	1	0	0	0	0	1	1
	8	11	12	89	191	191	0	11	11	97	213	214

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

These operators are chosen based on the following criteria:

•	Management experience in retail operations and our confidence in their ability to effectively meet our sales targets and high standards of conduct.
•	Good credit and sufficient capital.
•	Proposed store location, size and condition.

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

Employees

The table below details the various departments and number of employees in each.  All of these employees are full-time employees.

Management and Sales	9
Design & Purchasing	3
Accounting	5
Warehouse	8
Administration	7
Sales	42
Total	74

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

Advertising and Marketing Efforts

Our sales and marketing department is responsible for the organization of sales fairs, selection, review, execution and management of contracts with third parties and distributers, and operation of our own retail outlets. We utilize television, print media, radio, the internet and outdoor billboard displays to build brand awareness. Since 2006, Chinese popular television star Ren Quan has been the face of QHS’ advertising campaign. In 2006, we entered into a contract with Ren Quan and purchased the rights to use his image for our marketing purposes.  This contract expired in February 2010.  We are contractually obligated to maintain confidentiality as to the terms at which we acquired his rights. More recently, we have entered into a contract with another Chinese popular television star, Liu Xiaohu and purchased the rights to use his image for our marketing purposes, and he is featured in our television commercials and our various advertisements beginning in 2010.  This contact expires on March 2, 2012.  We expect to focus more heavily on advertisements featuring Liu Xiaohu in the future.

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

ITEM 1A.	RISK FACTORS

Not applicable as we are a smaller reporting company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The closing bid price for our common stock on September 1, 2010 was $2.25 per share, as reported by www.quotemedia.com.  The common stock has not traded publicly since that date.

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

	Closing Bid Prices
	High	Low
Year Ended December 31, 2010	($)	($)
First Quarter	16.20	2.16
Second Quarter	14.85	5.00
Third Quarter (no trading since August 24, 2010)	8.00	2.05

Year Ended December 31, 2009
First Quarter (from March 30, 2009)	0.27	0.27
Second Quarter	1.62	0.27
Third Quarter	1.35	1.35
Fourth Quarter	1.35	1.35

Approximate Number of Holders of Our Common Stock

As of September 1, 2010, there were approximately 275 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

Dividend Policy

The holders of shares of our common stock are entitled to dividends out of funds legally available when and as declared by our board of directors. Our board of directors does not anticipate declaring a dividend in the foreseeable future. Should we decide in the future to pay dividends, as a holding company, our ability to do so and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiary and other holdings and investments. In addition, our operating subsidiary in the PRC, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions. Although none of our current loan agreements prohibit the payment of dividends, we cannot guarantee that any future loan agreements will permit such payments.  Payments of dividends by QHS to our company are subject to the requirement that foreign invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business. Further, such remittances would require QHS to provide an application for remittance that includes, in addition to the application form, a foreign registration certificate, board resolution, capital verification report, audit report on profit and stock bonuses, and a tax certificate. In the event of our liquidation, dissolution or winding up, holders of our common stock are entitled to receive, ratably, the net assets available to shareholders after payment of all creditors. Additionally, QHS is required under PRC laws and regulations to allocate at least 10% of its annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reach 50% of its registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends.  See “Risk Factors – Restrictions under PRC law on our PRC subsidiary’s ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our businesses” and “- Under the New EIT Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.”

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

On February 12, 2010, we issued 10,000 shares of our Series A Convertible Preferred stock (“Series A Preferred Stock”) to the shareholders of Glory Reach. The total consideration for the 10,000 shares of our Series A Convertible Preferred stock was 10,000 ordinary shares of Glory Reach, which is all the issued and outstanding capital stock of Glory Reach. The number of our shares issued to the shareholders of Glory Reach was determined based on an arms-length negotiation.  The issuance of our shares to these shareholders was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering and Regulation D promulgated thereunder. 722 shares of Series A Convertible Preferred stock was received by Belmont Partners, as an original shareholder in Glory Reach and 51 shares of Series A Convertible Preferred stock were received by Joseph Passalaqua in return for allowing certain debts of the Company to be assumed by DT communications.

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

On June 10, 2010, we effected a 1-for-27 reverse split of our outstanding common stock, which resulted in 8,100,000 shares of common stock being converted into 300,000 shares of common stock, representing 3% of our currently outstanding common stock.  After the completion of the reverse split, shares of our Series A Preferred Stock automatically converted into shares of common stock on the basis of 1 share of Series A Preferred Stock for 970 shares of common stock. This resulted in the automatic conversion of the 10,000 outstanding shares of Series A Preferred Stock into 9,700,000 shares of common stock, constituting 97% of our currently outstanding common stock. The reverse split was conducted in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act.  The shares were exchanged with existing security holders exclusively, and no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.  After taking effect of the reverse split and the automatic conversion of the Series A Preferred Stock into common stock, the Company had 275 shareholders immediately after the reverse split.

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

Former Directors and Officers

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

Fang Sui.  Ms. Sui joined QHS in March 2003. She served as our chief financial officer until July 11, 2010. In 2000 she obtained a bachelor’s degree from Jimo Telecommunication University.  Ms. Sui is a qualified accountant in the PRC.

Current Board of Directors and Officers
Through July 11, 2010, Ms. Fang Sui served as our Chief Financial Officer, at which time she resigned from such role but continues to work with our company.  From July 12, 2010 through present, Mr. Joseph Meuse has served as our Chief Financial Officer.  Mr. Meuse has allocated to spend 15-20 hours per week towards the responsibilities as CFO. In conjunction with that, Mr. Meuse has recently implemented a schedule of weekly visits to the Company, one day a week with a minimum of 4 days per month. Our board of directors and executive officers are currently as listed below.

NAME	AGE	POSITION	SINCE
Tao Wang	39	Director and Chief Executive Officer	March 18, 2010
Renwei Ma	43	Director and Legal Representative of QHS	March 18,2010
Joseph Meuse	40	Chief Financial Officer
Wenmao Shi	39	Chief Operating Officer
Lanhai Sun	39	Director	March 18, 2010

Each director serves for a term of one year expiring at the next annual shareholder meeting.

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

Wenmao Shi.  Mr. Shi has been served as our Chief Operating Officer since inception in 2003 and is responsible for QHS advertising, marketing and sales efforts.  Prior to joining QHS, Mr. Shi was a director of sales at Qingdao Double Star Group, a leading PRC footwear manufacturer from July 1992 to February 2003. Mr. Shi has over 18 years of sales experience, and obtained a bachelors degree in economics in 1992 from Wuhan Southeast University of Economics and Law.

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

Employment Agreement – Craig Burton

We retained our previous president, Craig Burton, without an employment agreement.  Mr. Burton served at will in this position until his resignation from the position on February 12, 2010.  Mr. Burton received no compensation other than a cash salary of $40,040 in each of 2008 and 2009 and received no payment in 2010.

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

We anticipate that we will enter into a written employment agreement with Mr. Wang to serve as our chief executive officer and that such agreement will include customary terms, including confidentiality and non-competition language, and will be for a period of at least three years.

Employment Agreement – Joseph Meuse

Effective July 12, 2010, we retained Mr. Meuse to serve as our Chief Financial Officer. Pursuant to Mr. Meuse’s employment agreement, his initial term of employment commenced on July 12, 2010 and will terminate on December 12, 2010. Mr. Meuse is to be compensated at a rate of $10,000 per month throughout the initial term of employment plus an additional one time payment of 15,000 shares of our common stock.

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

Related Parties

Since 2007, we have entered into transactions with the following people who are considered related persons on the respective bases listed next to their names:

Related Person Name	Related Party Basis
Tao Wang	Director, executive officer and five percent shareholder
Renwei Ma	Director and general counsel
Weidong Liang	Brother-in-law of Tao Wang
Siyou Wang	Brother of Tao Wang
Joseph Passalaqua	Former Director and Secretary
Mary Passalaqua	Wife of former Director and Secretary Joseph Passalaqua

Due to related party

The Company declared distribution and paid dividends to the shareholders in 2009. The balance of dividend payable was $117,360 and nil as of December 2009 and 2008, respectively, which represented the dividend payable to Mr. Renwei Ma, the shareholder of the Company.

Other related party transactions

During year 2009, the Company distributed $9,904,176 to its shareholders, Mr. Tao Wang and Mr. Renwei Ma, in which $9,786,816 was distributed in cash, and the remaining $117,360 was the dividend payable to Mr. Renwei Ma that the Company expects to pay in the first quarter of 2010.

During year 2008, the Company distributed $7,999,779 to its shareholders Mr. Tao Wang and Mr. Renwei Ma.

We lease one of our stores from Mr. Tao Wang under a four-year operating lease expiring August 2011.  For the years ended December 31, 2009 and 2008, related party rent expense of $17,593 and $17,298, respectively, was included in total rent expense of the year. For the six months ended June 30, 2010 and 2009, related party rent expense of $8,800 and $8,794, respectively, was included in total rent expense of the year.

We lease one of our warehouse buildings to Weidong Liang.  This lease is for a period of three years starting May 2008. Per the agreement, Mr. Liang shall pay equal amount of advertising expense on behalf of the lessor as the lease payment. For the year ended December 31, 2009 and 2008, the Company recorded other income of $87,966 and $57,660, respectively, from leasing the aforementioned building and advertising expense of the same amount respectively. For the six months ended June 30, 2010 and 2009, we recorded other income of $44,007 and $43,971 respectively, from leasing the aforementioned building and advertising expense of the same amount respectively.

Mr. Tao Wang entered into the contract with the Company to assume fiscal responsibilities for all tax liabilities recorded and potential penalties relating to all tax liabilities before December 31, 2009. As of December 31, 2009, the assumed amount was $12,549,060, which mainly included VAT tax payable and income tax payable. However, these tax amounts transferred to Mr. Tao Wang were never paid to the government. As a result, the historical financial statements of the Company we restated to reflect the Company as the primary obligor of the tax liabilities. According to PRC tax law, late or deficient tax payment could subject to significant tax penalty.

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

On February 12, 2010, we issued 10,000 shares of our Series A Convertible Preferred stock (“Series A Preferred Stock”) to the shareholders of Glory Reach. The total consideration for the 10,000 shares of our Series A Convertible Preferred stock was 10,000 ordinary shares of Glory Reach, which is all the issued and outstanding capital stock of Glory Reach. The number of our shares issued to the shareholders of Glory Reach was determined based on an arms-length negotiation.  The issuance of our shares to these shareholders was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering and Regulation D promulgated thereunder. 722 shares of Series A Convertible Preferred stock was received by Belmont Partners, as an original shareholder in Glory Reach and 51 shares of Convertible Preferred stock were received by Joseph Passalaqua in return for allowing certain debts of the Registrant to be assumed by DT Communications.

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

Date: November 4, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Tao Wang	Chief Executive Officer and Director	November 4, 2010
Tao Wang	(Principal Executive Officer)

/s/ Joseph Meuse	Chief Financial Officer (Principal Financial	November 4, 2010
Joseph Meuse	Officer and Principal Accounting Officer) and authorized representative in the United States

*	Director	November 4, 2010
Renwei Ma

*	Director	November 4, 2010
Lanhai Sun

*	By:	/s/	Tao Wang
Tao Wang, Attorney-in-Fact

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Qingdao Footwear, Inc.
Qingdao, PRC

We have audited the accompanying consolidated balance sheets of Qingdao Footwear, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements of the Company referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The Company restated its Balance Sheets, Statements of Cash Flows and Statements of Shareholders’ Equity to reflect the tax liabilities (including value added tax and income tax). There were no changes to reported earnings. The Company determined that additional disclosure was required to disclose its significant tax liabilities and the related risks in its consolidated financial statements. See Notes 13 and 17.

/s/ MALONEBAILEY, LLP

MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas

April 16, 2010 (except for Notes 13 and 17 which are dated November 3, 2010)

QINGDAO FOOTWEAR, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

	2009	2008
	(Restated)	(Restated)
ASSETS
Current assets
Cash	$61,131	$118,534
Accounts receivable	98,962	3,534
Inventories	344,512	189,535
Prepaid expenses	57,311	58,490

Total current assets	561,916	370,093

Property, plant and equipment, net	930,451	602,831
Intangible assets	208,167	213,008

Total Assets	$1,700,534	$1,185,932

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Short-term loans	$718,830	$704,160
Accounts payable	15,727	546
Taxes payable	12,551,687	7,601,709
Due to related parties	117,360	-

Total current liabilities	13,403,604	8,306,415

Long-term debt	249,390	-

Total Liabilities	$13,652,994	$8,306,415

Shareholders' Equity
Preferred stock, .0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common shares, .0001 par value, 100,000,000 shares authorized, 9,700,000 shares issued and outstanding	970	970
Additional paid-in capital	319,510	319,510
Accumulated other comprehensive income	440,775	437,665
Retained deficits	(12,713,715)	(7,878,628)

Total Shareholders' Equity	$(11,952,460)	$(7,120,483)

Total Liabilities and Shareholders' Equity	$1,700,534	$1,185,932

The accompanying notes are an integral part of these consolidated financial statements.

QINGDAO FOOTWEAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

Net sales	$17,863,891	$13,904,314
Cost of goods sold	10,162,778	8,246,592

Gross profit	7,701,113	5,657,722
Operating expenses:
Selling, general and administrative expenses	907,807	759,470
Depreciation and Amortization Expense	61,838	55,360

Profit from operations	6,731,468	4,842,892

Other income (expense)
Other income	87,966	57,660
Interest income	1,144	8,949
Interest (expense)	(61,792)	(61,905)

Income before income taxes	6,758,786	4,847,596

Income taxes	1,689,697	1,211,899

Net income	$5,069,089	$3,635,697

Net income per share - basic and diluted	$0.52	$0.37

Weighted average shares outstanding	9,700,000	9,700,000

Net income	$5,069,089	$3,635,697
Other comprehensive income
Foreign currency translation	3,110	232,047

Comprehensive income	$5,072,199	$3,867,744

The accompanying notes are an integral part of these consolidated financial statements.

QINGDAO FOOTWEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,069,089	$3,635,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,838	55,360
Changes in operating assets and liabilities:
Accounts receivable	(95,428)	1,028
Inventories	(154,977)	246,700
Prepaid expenses	1,179	10,427
Accounts payable	15,180	(2,527)
Tax payable	4,949,978	3,800,000
Net cash provided by operating activities	9,846,859	7,746,685

CASH FLOWS FROM INVESTING ACTIVITIES
Advance to related party	(323)	-
Purchase of property and equipment	(384,332)	(37,944)
Net cash used in investing activities	(384,655)	(37,944)

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to shareholders	(9,786,817)	(7,660,033)
Proceeds from loans	1,701,720	850,860
Repayments on loans	(1,437,660)	(850,860)
Net cash used in financing activities	(9,522,757)	(7,660,033)

Effect of exchange rate changes on cash	3,150	35,218

Net increase (decrease) in cash	$(57,403)	$83,926

Cash, beginning of year	118,534	34,608

Cash, end of year	$61,131	$118,534

SUPPLEMENTARY DISCLOSURE:

Interest paid	$61,792	$61,905
Income tax paid	$3,763	$2,539

The accompanying notes are an integral part of these consolidated financial statements.

QINGDAO FOOTWEAR, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(RESTATED)

	Common Stock	Additional Paid- in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders' Equity
Balance, December 31, 2007	$970	$319,510	$205,618	$(3,514,546)	$(2,988,448)

Distribution to shareholders	-	-	-	(7,999,779)	(7,999,779)
Net income	-	-	-	3,635,697	3,635,697
Foreign currency translation gain	-	-	232,047	-	232,047

Balance, December 31, 2008	$970	$319,510	$437,665	$(7,878,628)	$(7,120,483)

Distribution to shareholders	-	-	-	(9,904,176)	(9,904,176)
Net income	-	-	-	5,069,089	5,069,089
Foreign currency translation gain	-	-	3,110	-	3,110

Balance, December 31, 2009	$970	$319,510	$440,775	$(12,713,715)	$(11,952,460)

The accompanying notes are an integral part of these financial statements

QINGDAO FOOTWEAR, INC.
NOTES TO FINANCIAL STATEMENTS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements reflect the financial position, results of operations and cash flows of the Company and all of its wholly owned and majority owned subsidiaries as of December 31, 2009 and 2008, and for the years ended December 31, 2009 and 2008. All intercompany items are eliminated during consolidation.

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

Risks and Uncertainties

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade receivables. As of December 31, 2009 and 2008, substantially all of the Company’s cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables, the Company generally does not require collateral for trade receivables and has not experienced any credit losses in collecting the trade receivables.

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

ASC 220 defines comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities. The Company’s other comprehensive income arose from the effect of foreign currency translation adjustments.

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

Accounts Receivable

Accounts receivable consists of unpaid balances due from the whole-sale customers. Such balances generally are cleared in the subsequent month when the whole-sale customers place another order. The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debts percentages determined by management based on historical experience as well as current economic climate are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The valuation allowance balance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that the amount provided as the allowance was incorrect, an adjustment which classified as a change in estimate is made. The Company did not experience any bad debt historically and as of December 31, 2009 and 2008, there was no allowance for doubtful accounts recorded based on the aging method.

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

In addition, the Company estimates net realizable value based on intended use, current market value and inventory ageing analysis. The Company writes down inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and their estimated market value based upon assumptions about future demand and market conditions.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Gains or losses on disposals are reflected as gain or loss in the year of disposal. Major renewals and betterments are charged to the property accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed in the current period.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of assets as set out below.

Estimated Useful Life
Plant and building	20 years
Office furniture and equipment	5 years
Transportation equipment	5 years

Land Use Rights

Land use right is stated at cost less accumulated amortization.  Amortization is provided using the straight-line method over the designated terms of the lease of 50 years obtained from the relevant PRC land authority.

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

Cost of Sales

Cost of sales includes the cost of purchasing merchandise. Receiving and warehousing costs are included in selling, general and administrative expenses, and these costs have been insignificant in all periods.

Advertising Expense

The Company expenses cost of advertising, including the cost of TV commercials, outdoor bulletin boards, promotional materials, and in-store displays as advertising expense, when incurred.  Advertising expenses included in selling, general and administrative expenses were $87,966 and $57,660 for the years ended December 31, 2009 and 2008, respectively.

Shipping and Handling

Shipping and handling costs related to cost of goods sold are included in selling, general and administrative expense.

Store Opening Costs

Non-capital expenditures associated with opening new stores are expensed as incurred.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 “Income Taxes”.  ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.  There was no deferred tax asset or liability for the years ended December 31, 2009 and 2008.

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

VAT on sales and VAT on purchases amounted to $3,038,726 and $83,851, respectively, for the year ended December 31, 2009.  VAT on sales and VAT on purchases amounted to $2,405,548 and $81,464, respectively, for the year ended December 31, 2008.  Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

Fair Value of Financial Instruments

ASC 820 “Fair Value Measurements and Disclosures”, adopted January 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for current receivables and payables qualify as financial instruments. Management concluded the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available.  The three levels are defined as follows:

●       Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●       Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●       Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value.

It is management’s opinion that as of December 31, 2009 and 2008, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheets. This is attributed to the short maturities of the instruments (less than two years) and that interest rates on the borrowings approximately those that would have been available for loans of similar remaining maturity and risk profile at respective balance sheet dates. The carrying amounts of the loans approximately their fair values because the applicable interest rates approximate current market rates.

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

Recent Accounting Pronouncements

Fair Value Measurements and Disclosures (Included in ASC 820, previously FSP No. 157-4, “Determining Whether a Market is Not Active and a Transaction Is Not Distressed”).     FSP No. 157-4 clarifies when markets are illiquid or that market pricing may not actually reflect the “real” value of an asset.  If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value.  FSP No. 157-4 identifies factors to be considered when determining whether or not a market is inactive.  FSP No. 157-4 would be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively.  The adoption of this standard had no material effect on the Company's financial statements.

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

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASC Update 2009-05”), an update to ASC 820, Fair Value Measurements and Disclosures.  This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities.  Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009-05.  ASC Update 2009-05 will become effective for the Company’s annual financial statements for the year ended December 31, 2009.  The adoption of this standard had no material effect on the Company's financial statements.

In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605)“Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force”.     This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting.  This update establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available.  The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted.  The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

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

In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167,    Amendments to FASB Interpretation No. 46(R)   .  The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity.  The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements.  The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash   .  The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share).   The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification   .  The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity.  The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.”  If an entity has previously adopted SFAS No.160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009.  The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160.  The management does not expect the adoption of this ASU to have a material impact on the Company’s financial statements.

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

NOTE 3 – INVENTORY

As of December 31, 2009 and 2008, inventory consists of the following:

	December 31, 2009	December 31, 2008

Finished goods	$344,512	$189,535

Total inventory	$344,512	$189,535

NOTE 4 - PREPAID EXPENSES

As of December 31, 2009 and 2008, the prepaid expenses consisted of the following:

	December 31, 2009	December 31, 2008

Retail store rental prepayment	$18,778	$18,778
Prepaid to suppliers	38,533	39,712

Total prepaid expenses	$57,311	$58,490

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2009 and 2008, property, plant and equipment consisted of the following:

	December 31, 2009	December 31, 2008

Plant and building	$1,096,639	$731,918
Office furniture and equipment	24,789	12,304
Transportation equipment	155,763	148,314

Total at cost	1,277,191	892,536
Less: Accumulated depreciation	(346,740)	(289,705)

Total property, plant and equipment, net	$930,451	$602,831

Depreciation for the years ended December 31, 2009 and 2008 was $57,000 and $50,603 respectively.

NOTE 6 - INTANGIBLE ASSETS

The Company obtained the right from the relevant PRC land authority for fifty years to use the land on which the office premises and warehouse of the Company are situated.  As of December 31, 2009 and 2008, intangible assets consisted of the following:

	December 31, 2009	December 31, 2008

Cost of land use rights	$242,055	$242,055
Less: Accumulated amortization	(33,888)	(29,047)

Total intangible assets, net	$208,167	$213,008

Amortization expense for the years ended December 31, 2009 and 2008 was $4,838 and $4,757 respectively.

NOTE 7 - SHORT TERM LOANS

Short-term loans are due to two financial institutions which are normally due within one year.  As of December 31, 2009 and December 31, 2008, the Company’s short term loans consisted of the following:

	December 31, 2009	December 31, 2008

Jimo Rural Cooperative Bank of Qingdao (JMRB), two 12-month bank loans both due in November 2009, bear interest at 10.85% average, secured by third parties and repaid in November 2009.	$-	$293,400

Bank of Qingdao Jimo Branch (BOQ), 12-month bank loan due in September 2009, bears interest at 8.25% average, pledged by Company's building and land use right and repaid in August 2009.	-	410,760

JMRB, two 12-month bank loans both due in November 2010, bears annual interest at 7.965% average, secured by third parties	293,400	-

BOQ, 12-month bank loan due in September 2010, bears annual interest at 6.372% average, pledged by Company's building and land use right	425,430	-

Total short-term debt	$718,830	$704,160

The above indebtedness to JMRB at December 31, 2009 and 2008 has been guaranteed by two unrelated companies.

NOTE 8 – LONG TERM LOANS

On December 16, 2009, the Company entered into a 2-year loan agreement with JMRB. The Company borrowed $249,390 with an annual interest rate equal to 7.02% and is due in December 2011. The loan is guaranteed by the relatives of Mr. Tao Wang, the CEO and major shareholder of the Company and is collateralized by the property of his relatives.

NOTE 9 - RELATED PARTY BALANCES AND TRANSACTIONS

Due to related party

The Company declared distribution and paid dividends to the shareholders in 2009. The balance of dividend payable was $117,360 and Nil as of December 31, 2009 and 2008 respectively, which represented the dividend payable to Mr. Renwei Ma, the shareholder of the Company.

Related party transactions

During year 2009, the Company distributed $9,904,176 to its shareholders, Mr. Tao Wang and Mr. Renwei Ma, in which $9,786,816 was distributed in cash, and the remaining $117,360 was the dividend payable to Mr. Renwei Ma that the Company expects to pay in the first quarter of 2010.

During year 2008, the Company distributed $7,999,779 to its shareholders Mr. Tao Wang and Mr. Renwei Ma.

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

NOTE 10 – OPERATING LEASES

The Company leases store spaces under noncancelable operating leases expiring at various dates through 2013. Rent expense was $90,165 and $88,652 for the years ended December 31, 2009 and 2008, respectively.

Future minimum lease payments at December 31, 2009 are as follows:

Year:
2010	86,647
2011	50,727
2012	8,797
2013	4,398
$150,569

NOTE 11 - INCOME TAX

The Company is governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments in 2009 and 2008 respectively.

	2009	2008

Income before income taxes	$6,758,786	$4,847,596

Income taxes	$1,689,697	$1,211,899

There is no significant temporary difference between book and tax income.

The Company has no United States corporate income tax liabilities as of December 31, 2009 and 2008.

The following table reconciles the U.S. statutory corporate income rates to the Company’s effective tax rate for the years ended December 31, 2009 and 2008:

	2009	2008

US statutory rates	34.0%	34.0%
Tax rate difference	(9.0)%	(9.0)%

Tax per financial statements	25.0%	25.0%

NOTE 12 – SHAREHOLDERS’ EQUITY

During year 2009 and 2008, the Company distributed $9,904,176 and $7,999,779, respectively, to its two owners, Mr. Tao Wang and Mr. Renwei Ma.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Social insurance for employees

According to the prevailing laws and regulations of the PRC, the Company is required to cover its employees with medical, retirement and unemployment insurance programs.  Management believes that due to the transient nature of its employees, the Company does not need to provide all employees with such social insurances, and has paid the social insurances for the Company’s employees who have completed three months’ continuous employment with the Company.

In the event that any current or former employee files a complaint with the PRC government, the Company may be subject to making up the social insurances as well as administrative fines.  As the Company believes that these fines would not be material, no provision has been made in this regard.

Guarantees

As of December 31, 2009 and 2008, the Company provided corporate guarantees for bank loans borrowed by two unrelated companies incorporated in the PRC (“Company A and B”).  Associated with the corporate guarantee, Company A and B also provided cross guarantees for the JMRB bank loans of $293,400 borrowed by the Company (Note 7). If Company A and B default on the repayment of their bank loans when they fall due, the Company is required to repay the outstanding balance.  As of December 31, 2009, the guarantee provided for the bank loans borrowed by Company A and B were approximately RMB 1,000,000 ($293,400) and RMB 1,000,000 ($146,700), respectively. As of December 31, 2008, the guarantee provided for the bank loans borrowed by Company A and B were approximately RMB 500,000 ($73,350) and RMB 1,200,000 ($176,040), respectively.

The guarantee period is from January 2008 to December 2009. The Company’s management considered the risk of default by Company A and B is remote and therefore no liability for the guarantor’s obligation under the guarantee was recognized as of December 31, 2009. No fee was paid to Company A and B for their guarantee.

Tax liabilities

The Company did not pay much of its significant value added tax liabilities and income tax liabilities .

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

Mr. Tao Wang entered into the contract with the Company to assume fiscal responsibilities for all tax liabilities recorded and potential penalties relating to all the tax liabilities before December 31, 2009.  As of December 31, 2009 and 2008, the assumed amount was $12,549,060 and $7,599,595, respectively, which mainly included VAT tax payable and income tax payable. However, these tax amounts transferred to Mr. Tao Wang were never paid to the government. As a result, the historical financial statements of the Company were restated to reflect the Company as the primary obligor of the tax liabilities. Please refer to the restatement footnote 17.  According to PRC tax law, late or deficient tax payment could subject the Company to significant tax penalty.

NOTE 14 - OPERATING RISKS

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

(c)  Interest risk

The Company is exposed to interest rate risk arising from short-term variable rate borrowings from time to time. The Company’s future interest expense will fluctuate in line with any change in borrowing rates.  The Company does not have any derivative financial instruments as of December 31, 2009 and 2008 and believes its exposure to interest rate risk is not material.

NOTE 15 – CONCENTRATION

During the years ended December 31, 2009 and 2008, the sales generated by the Company’s owned stores accounted for 15.6% and 15% of total sales, respectively.

NOTE 16 - SUBSEQUENT EVENTS

On February 12, 2010, the Company entered into and closed a Share Purchase and Exchange Agreement (the “Exchange Agreement”) with Datone, Inc., a Delaware public shell company. Pursuant to the Exchange Agreement, Datone, Inc. acquired all of the outstanding shares of the Company. In exchange, Datone, Inc. issued to the Company shareholders, their designees or assigns, 10,000 shares of its Series A Preferred stock, which constituted 97% of its issued and outstanding capital stock on an as-converted to common stock basis as of and immediately after the consummation of the transactions contemplated by the Exchange Agreement Therefore, the Company became a wholly-owned subsidiary of Datone, Inc. The share exchange resulted in a change in control of Datone, Inc. The transaction is deemed as a reverse merger and the Company is deemed as the accounting acquirer.

The Company obtained an eleven-month loan from JMRB in January 2010, with principal amount of $440,100 bearing monthly interest of 0.66375% and matures in December 2010.

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

For accounting purposes, we treated the reverse stock split as being effective and all shares are retroactively restated to reflect the reverse stock split.

NOTE 17 – RESTATEMENTS

Subsequent to the issuance of the Company’s 2009 consolidated financial statements, the Company’s management determined that corrections were required to the previously reported financial statements to reflect the Company as the primary obligor of the tax liabilities (including VAT liabilities and income tax liabilities). As a result, the consolidated balance sheets as of December 31, 2009 and 2008, the consolidated statements of cash flows for the years ended December 31, 2009 a nd 2008, and the consolidated statements of changes in owners’ equity for the year ended December 31, 2009 and 2008 have been restated from the amounts previously reported. The restatement has no effect on operating income, net income or cash flows from operating activities.

The effects of the restatements are shown in the following tables.

QINGDAO FOOTWEAR, INC.
CONSOLIDATED BALANCE SHEETS

	2009		Adjustment	2009
	(Original)			(Restated)
ASSETS
Current assets
Cash	$61,131	$		$61,131
Accounts receivable	98,962			98,962
Inventories	344,512			344,512
Prepaid expenses	57,311			57,311
Total current assets	561,916			561,916

Property, plant and equipment, net	930,451			930,451
Intangible assets	208,167			208,167

Total Assets	$1,700,534			$1,700,534

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Short-term loans	$718,830			$718,830
Accounts payable	15,727			15,727
Taxes payable	2,627		12,549,060	12,551,687
Due to related parties	221,871		(104,511)	117,360

Total current liabilities	959,055		12,444,549	13,403,604

Long-term debt	249,390			249,390

Total Liabilities	$1,208,445		12,444,549	$13,652,994

Shareholders' Equity
Preferred stock, .0001 par value, 10,000,000 shares authorized, none issued and outstanding	-			-
Common shares, .0001 par value, 100,000,000 shares authorized, 9,700,000 shares issued and outstanding	970			970
Additional paid-in capital	319,510			319,510
Accumulated other comprehensive income	440,775			440,775
Retained deficits	(269,166)		(12,444,549)	(12,713,715)

Total Shareholders' Equity	$492,089		(12,444,549)	$(11,952,460)

Total Liabilities and Shareholders' Equity	$1,700,534		$-	$1,700,534

As a result of restatement of the consolidated balance sheet as of December 31, 2009, total liabilities increased from $1,208,445 as originally reported, to $13,652,994, an increase of $12,444,549. The increase of total liabilities was derived from an increase of $12,549,060 in taxes payable, and a decrease of $104,511 in due to related parties.

The total stockholders’ equity was restated from $492,089 as originally reported, to ($11,952,460), a decrease of $12,444,549. The decrease of total stockholders’ equity was derived from the increase in retained deficits due to a reclassification of the amount due from shareholder to stockholders’ equity.

QINGDAO FOOTWEAR, INC.
CONSOLIDATED BALANCE SHEETS

	2008	Adjustment		2008
	(Original)			(Restated)
ASSETS
Current assets
Cash	$118,534	$		$118,534
Accounts receivable	3,534			3,534
Inventories	189,535			189,535
Prepaid expenses	58,490			58,490
Due from related parties	4,373,588		(4,373,588)	-
Total current assets	4,743,681		(4,373,588)	370,093

Property, plant and equipment, net	602,831			602,831
Intangible assets	213,008			213,008

Total Assets	$5,559,520		$(4,373,588)	$1,185,932

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Short-term loans	$704,160	$		$704,160
Accounts payable	546			546
Taxes payable	2,114		7,599,595	7,601,709
Total current liabilities	706,820		7,599,595	8,306,415

Total Liabilities	$706,820		$7,599,595	$8,306,415

Shareholders' Equity
Preferred stock, .0001 par value, 10,000,000 shares authorized, none issued and outstanding	-			-
Common shares, .0001 par value, 100,000,000 shares authorized, 9,700,000 shares issued and outstanding	970			970
Additional paid-in capital	319,510			319,510
Accumulated other comprehensive income	437,665			437,665
Retained earnings (deficits)	4,094,555		(11,973,183)	(7,878,628)

Total Shareholders' Equity	$4,852,700		$(11,973,183)	$(7,120,483)

Total Liabilities and Shareholders' Equity	$5,559,520		$(4,373,588)	$1,185,932

As a result of restatement of the consolidated balance sheet as of December 31, 2008, total assets decreased from $5,559,520 as originally reported, to $1,185,932, a decrease of $4,373,588. The decrease of total assets was derived from the decrease of due from related parties from $4,373,588 as originally reported to $Nil.

Total liabilities increased from $706,820 as originally reported, to $8,306,415, an increase of $7,599,595. The increase of total liabilities was derived from the increase in taxes payable from $2,114 as originally reported to $7,601,709.

The total stockholders’ equity was restated from $4,852,700 as originally reported, to ($7,120,483), a decrease of $11,973,183 . The decrease of total stockholders’ equity was derived from the increase in retained deficits due to a reclassification of the amount due from shareholder to stockholders’ equity.

The total liabilities and stockholders’ equity was restated from $5,559,520 as originally reported, to $1,185,932, a decrease of $4,373,588.

QINGDAO FOOTWEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2009	Adjustment	2009
	(Original)		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,069,089		$5,069,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,838		61,838
Changes in operating assets and liabilities:
Accounts receivable	(95,428)		(95,428)
Inventories	(154,977)		(154,977)
Prepaid expenses	1,179		1,179
Accounts payable	15,180		15,180
Tax payable	4,949,978		4,949,978
Net cash provided by operating activities	9,846,859		9,846,859

CASH FLOWS FROM INVESTING ACTIVITIES
Advance to related party	(5,723,550)	5,723,227	(323)
Purchase of property and equipment	(384,332)		(384,332)
Net cash used in investing activities	(6,107,882)	5,723,227	(384,655)

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to shareholders	(4,063,590)	(5,723,227)	(9,786,817)
Proceeds from loans	1,701,720		1,701,720
Repayments on loans	(1,437,660)		(1,437,660)
Net cash used in financing activities	(3,799,530)	(5,723,227)	(9,522,757)

Effect of exchange rate changes on cash	3,150		3,150

Net decrease in cash	$(57,403)		$(57,403)

Cash, beginning of year	118,534		118,534

Cash, end of year	$61,131		$61,131

SUPPLEMENTARY DISCLOSURE:

Interest paid	$61,792		$61,792
Income tax paid	$3,763		$3,763

NON-CASH INVESTING AND FINANCING ACTIVITIES
Transfer of taxes payable to due from related party	$4,949,466	$(4,949,466)	$-
Transfer of shareholder distribution to due from related party	$5,251,860	$(5,251,860)	$-

As a result of the restatement, the net cash used in investing activities decreased by $5,723,227 from $6,107,882 as originally reported, to $384,655; the net cash used in financing activities increased by $5,723,227 from $3,799,530 as originally reported, to $9,522,757; Transfer of taxes payable to due from related party decreased from $4,949,466 as originally reported to $Nil; Transfer of shareholder distribution to due from related party decreased from $5,251,860 as originally reported to $Nil.

QINGDAO FOOTWEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2008	Adjustment		2008
	(Original)			(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,635,697	$		$3,635,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,360			55,360
Changes in operating assets and liabilities:
Accounts receivable	1,028			1,028
Inventories	246,700			246,700
Prepaid expenses	10,427			10,427
Accounts payable	(2,527)			(2,527)
Tax payable	3,800,000			3,800,000
Net cash provided by operating activities	7,746,685			7,746,685

CASH FLOWS FROM INVESTING ACTIVITIES
Advance to related party	(5,785,433)		5,785,433	-
Purchase of property and equipment	(37,944)			(37,944)
Net cash used in investing activities	(5,823,377)		5,785,433	(37,944)

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to shareholders	(1,874,600)		(5,785,433)	(7,660,033)
Proceeds from loans	850,860			850,860
Repayments on loans	(850,860)			(850,860)
Net cash used in financing activities	(1,874,600)		(5,785,433)	(7,660,033)

Effect of exchange rate changes on cash	35,218			35,218

Net increase in cash	$83,926			$83,926

Cash, beginning of year	34,608			34,608

Cash, end of year	$118,534			$118,534

SUPPLEMENTARY DISCLOSURE:

Interest paid	$61,905			$61,905
Income tax paid	$2,539			$2,539

NON-CASH INVESTING AND FINANCING ACTIVITIES
Transfer of taxes payable to due from related party	$3,799,872		$(3,799,872)	$-

As a result of the restatement, the net cash used in investing activities decreased by $5,785,433 from $5,823,377 as originally reported, to $37,944; the net cash used in financing activities increased by $5,785,433 from $1,874,600 as originally reported, to $7,660,033; Transfer of taxes payable to due from related party decreased from $3,799,872 as originally reported to $Nil.