Form 10-Q/A
period 2010-03-31
Qingdao Footwear, Inc.
filed 2010-11-04
CIK 1377256

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

Explanatory Note

The purpose of this Quarterly Report on Form 10-Q/A is to amend Part I, Items 1 and 2 and Part II, Item 6 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, which was filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2010 (the “March 2010 10-Q”).

Part I, Items 1 and 2 and Part II, Item 6 of our March 2010 10-Q have been amended and restated in their entirety. In particular, the financial statements have been restated to reflect an understatement of tax liabilities for the period, as previously disclosed in a current report on Form 8-K filed on October 14, 2010. Except as stated herein, this Form 10−Q/A does not reflect events occurring after the filing of the March 2010 10-Q on May 10, 2010 and no attempt has been made in this Quarterly Report on Form 10-Q/A to modify or update other disclosures as presented in the March 2010 10-Q. Accordingly, this Form 10−Q/A should be read in conjunction with our filings with the SEC subsequent to the filing of the March 2010 10-Q.

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

We pursue a variety of designs that offer a diversified product mix and provide a wide range of leather footwear styles to our customers, which we believe to be vital to attracting customers and to increases our revenue. Our designers have historically produced more than 200 unique designs annually which vary by season and target demographic. We strive to find innovative styles and technologies to incorporate into our shoes and always meet the highest and most popular styles for our customers. In the coming years, we will monitor demand and adjust our products accordingly to maximize sales and profit

Ability to maintain brand recognition and marketing success

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

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flows
(all amounts in U.S. dollars)

	Three Months Ended
	March 31,
	2010	2009
Net cash provided by operating activities	$916,821	$2,076,807
Net cash provided by (used in) investing activities	(557,460)	(75,124)
Net cash provided by (used in) financing activities	(42,616)	(1,879,489)
Effects of Exchange Rate Change in Cash	343	(249)
Net (Decrease) Increase in Cash and Cash Equivalents	317,088	121,945
Cash and Cash Equivalent at Beginning of the Year	61,131	118,534
Cash and Cash Equivalent at End of the Year	378,219	240,479

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

Investing activities

Net cash used in investing activities for the three months ended March 31, 2010 was $557,460 as compared to $75,124 net cash used in investing activities during the same period of 2009. The cash used by investing activities during the three months ended March 31, 2010 represents the payment for a note receivable of $440,100 and advance to owner of $117,360. The cash used in investing activities during the three months ended March 31, 2009 represents payment used for construction in progress of $75,124.

Financing activities

Net cash used in financing activities for the three months ended March 31, 2010 was $42,616, as compared to $1,879,489 in the same period of 2009. The cash used in financing activities for the three months ended March 31, 2010 and 2009 represents the cash proceeds from bank loans of $440,100 by offsetting the distribution to owner of $482,716, and the distribution to owner of $1,879,489, respectively.

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

PART II. OTHER INFORMATION

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

QINGDAO FOOTWEAR, INC.

By:	/s/ Tao Wang
Tao Wang
Chief Executive Officer

Date: November 4, 2010

	By:	/s/ Joseph Meuse
Joseph Meuse
Chief Financial Officer

Date: November 4, 2010

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

* Filed herewith.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

QINGDAO FOOTWEAR, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009
UNAUDITED

	March 31, 2010	December 31, 2009
	(Restated)	(Restated)
ASSETS
Current assets
Cash	$378,219	$61,131
Accounts receivable	1,802,899	98,962
Notes receivable	440,100	-
Inventories	385,266	344,512
Prepaid expenses	231,165	57,311

Total current assets	3,237,649	561,916

Property, plant and equipment, net	913,651	930,451
Intangible assets	206,957	208,167

Total Assets	$4,358,257	$1,700,534

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$135,812	$15,727
Short term loans	1,158,930	718,830
Taxes payable	13,876,368	12,551,687
Duet to related parties	-	117,360

Total current liabilities	15,171,110	13,403,604

Long-term debt	249,390	249,390

Total Liabilities	$15,420,500	$13,652,994

Shareholders’ Equity
Series A preferred stock, .0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, .0001 par value, 100,000,000 shares authorized, 10,000,000 and 9,700,000 shares issued and outstanding, respectively	1,000	970
Additional paid-in capital	762,091	319,510
Accumulated other comprehensive income	441,116	440,775
Retained earnings (deficits)	(12,266,450)	(12,713,715)

Total Shareholders’ Equity	$(11,062,243)	$(11,952,460)
Total Liabilities and Shareholders' Equity	$4,358,257	$1,700,534

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

QINGDAO FOOTWEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
UNAUDITED

	Three Months Ended
	March 31, 2010	March 31, 2009
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$929,981	$1,283,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,005	13,133
Stock based compensation	442,611	-
Changes in operating assets and liabilities:
Accounts receivable	(1,703,936)	(101,932)
Inventories	(40,754)	(323,926)
Prepaid expenses	(173,854)	(43,140)
Accounts payable and accrued liabilities	120,086	7,805
Tax payable	1,324,682	1,241,699
Net cash provided by operating activities	916,821	2,076,807

CASH FLOWS FROM INVESTING ACTIVITIES
Loan made to other	(440,100)	-
Advance to related party	(117,360)	-
Cash paid for construction in progress	-	(75,124)
Net cash used in investing activities	(557,460)	(75,124)

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to shareholders	(482,716)	(1,879,489)
Proceeds from loans	440,100	-
Net cash used in financing activities	(42,616)	(1,879,489)

Effect of exchange rate changes on cash	343	(249)

Net increase in cash	$317,088	$121,945

Cash, beginning of period	61,131	118,534

Cash, end of period	$378,219	$240,479

SUPPLEMENTARY DISCLOSURE:
Interest paid	$22,906	$13,498
Income tax paid	$-	$-

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

The Company has no United States income tax liabilities as of March 31, 2010 and December 31, 2009.

NOTE 8 – SHAREHOLDERS’ EQUITY

During January 2010, the Company distributed $482,716 to its shareholders.

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

NOTE 9 – COMMITMENTS AND CONTINGECIES

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

The Company did not pay much of its significant value added tax liabilities and income tax liabilities.

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

Mr. Tao Wang entered into the contract with the Company to assume fiscal responsibilities for all tax liabilities recorded and potential penalties relating to all the tax liabilities before December 31, 2009.  As of December 31, 2009, the assumed amount was $12,549,060, which mainly included VAT tax payable and income tax payable. However, these tax amounts transferred to Mr. Tao Wang were never paid to the government. As a result, the historical financial statements of the Company were restated to reflect the Company as the primary obligor of the tax liabilities. Please refer to the restatement footnote 12. According to PRC tax law, late or deficient tax payment could subject the Company to significant tax penalty.

NOTE 10 – SUBSEQUENT EVENTS

In April 2010, the Company entered into an agreement to obtain the land use right on a piece of land located in JiMo city for $3.6 million (RMB 25 million).

NOTE 11 – RESTATEMENTS

The effects of the restatements are shown in the following tables.
QINGDAO FOOTWEAR, INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	March 31,		March 31,
	2010	Adjustment	2010
	(Original)		(Restated)
ASSETS
Current assets
Cash	$378,219		$378,219
Accounts receivable	1,802,899		1,802,899
Notes receivable	440,100		440,100
Inventories	385,266		385,266
Prepaid expenses	231,165		231,165

Total current assets	3,237,649		3,237,649

Property, plant and equipment, net	913,651		913,651
Intangible assets	206,957		206,957

Total Assets	$4,358,257		$4,358,257

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$135,812		$135,812
Short term loans	1,158,930		1,158,930
Taxes payable	1,327,308	12,549,060	13,876,368

Total current liabilities	2,622,050		15,171,110

Long-term debt	249,390		249,390

Total Liabilities	$2,871,440	$12,549,060	$15,420,500

Shareholders’ Equity
Series A preferred stock, .0001 par value, 10,000,000 shares authorized, none issued and outstanding	-		-
Common stock, .0001 par value, 100,000,000 shares authorized, 10,000,000 and 9,700,000 shares issued and outstanding, respectively	1,000		1,000
Additional paid-in capital	762,091		762,091
Accumulated other comprehensive income	441,116		441,116
Retained earnings (deficits)	282,610	(12,549,060)	(12,266,450)

Total Shareholders’ Equity	$1,486,817	$(12,549,060)	$(11,062,243)
Total Liabilities and Shareholders' Equity	$4,358,257	$0	$4,358,257

As a result of restatement of the consolidated balance sheet as of March 31, 2010, total liabilities increased from $2,871,440 as originally reported, to $15,420,500, an increase of $12,549,060. The increase of total liabilities was derived from the increase of taxes payable.

The total stockholders’ equity was restated from $1,486,817 as originally reported, to ($11,062,243), a decrease of $12,549,060. The decrease of total stockholders’ equity was derived from the increase in retained deficits due to a reclassification of the amount due from shareholder to stockholders’ equity.

QINGDAO FOOTWEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
	Three Months Ended
	March 31,			March 31,
	2010	Adjustment		2010
	(Original)			(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$929,981	$		$929,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,005			18,005
Stock based compensation	442,611			442,611
Changes in operating assets and liabilities:
Accounts receivable	(1,703,936)			(1,703,936
Inventories	(40,754)			(40,754
Prepaid expenses	(173,854)			(173,854
Accounts payable and accrued liabilities	120,086			120,086
Tax payable	1,324,682			1,324,682
Net cash provided by operating activities	916,821			916,821

CASH FLOWS FROM INVESTING ACTIVITIES
Loan made to other	(440,100)			(440,100)
Advance to related party	(221,871)		104,511	(117,360)
Net cash used in investing activities	(661,971)		104,511	(557,460)

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to shareholders	(378,205)		(104,511)	(482,716)
Proceeds from loans	440,100			440,100
Net cash provided by (used in) financing activities	61,895		(104,511)	(42,616)

Effect of exchange rate changes on cash	343			343

Net increase in cash	$317,088			$317,088

Cash, beginning of period	61,131			61,131

Cash, end of period	$378,219			$378,219

SUPPLEMENTARY DISCLOSURE:
Interest paid	$22,906			$22,906
Income tax paid	$-			$-

As a result of the restatement, the net cash used in investing activities decreased by $104,511 from $661,971 as originally reported, to $557,460; the net cash provided by financing activities decreased by $104,511 from $61,895 as originally reported, to ($42,616).

QINGDAO FOOTWEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended
	March 31,			March 31,
	2009		Adjustment	2009
	(Original)			(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,283,168	$		$1,283,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,133			13,133
Changes in operating assets and liabilities:
Accounts receivable	(101,932)			(101,932)
Inventories	(323,926)			(323,926)
Prepaid expenses	(43,140)			(43,140)
Accounts payable and accrued liabilities	7,805			7,805
Tax payable	1,241,699			1,241,699
Net cash provided by operating activities	2,076,807			2,076,807

CASH FLOWS FROM INVESTING ACTIVITIES
Advance to related party	(1,879,489)		1,879,489	-
Cash paid for construction in progress	(75,124)			(75,124)
Net cash used in investing activities	(1,954,613)		1,879,489	(75,124)

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to shareholders	-		(1,879,489)	(1,879,489)
Net cash used in financing activities	-		(1,879,489)	(1,879,489)

Effect of exchange rate changes on cash	(249)			(249)

Net increase in cash	$121,945			$121,945

Cash, beginning of period	118,534			118,534

Cash, end of period	$240,479			$240,479

SUPPLEMENTARY DISCLOSURE:
Interest paid	$13,498			$13,498
Income tax paid	$-			$-

As a result of the restatement, the net cash used in investing activities decreased by $1,879,489 from $1,954,613 as originally reported, to $75,124; the net cash used in financing activities increased by $1,879,489 from Nil as original reported, to $1,879,489.