Form 10-Q/A
period 2010-06-30
Qingdao Footwear, Inc.
filed 2010-11-04
CIK 1377256

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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at September 3, 2010
Common Stock, $0.0001 par value per share	10,000,000 shares

Explanatory Note

The purpose of this Quarterly Report on Form 10-Q/A is to amend Item 1, 2 and 6 of our Quarterly Report on Form 10-Q for the period ended June 30, 2010, which was filed with the Securities and Exchange Commission (the “SEC”) on August 16, 2010 (the “June 30, 2010 10-Q”)

Items 1, 2 and 6 of our June 30, 2010 10-Q have been amended and restated in their entirety. In particular, the financial statements have been restated to reflect an overstatement of general and administrative expenses and an understatement of tax liabilities for the period, as previously disclosed in a current report on Form 8-K filed on October 14, 2010. Except as stated herein, this Form 10-Q/A does not reflect events occurring after the filing of the June 30, 2010 10-Q on August 16, 2010 and no attempt has been made is this Quarterly Report on Form 10-Q/A to modify or update other disclosures as presented in the June 30, 2010 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the filing of the June 30, 2010 10-Q.

Throughout this report, the terms “we,” “us,” “our company,” “our” and “Qingdao Footwear” refer to the combined business of Qingdao Footwear, Inc., formerly Datone, Inc. and its wholly owned direct subsidiaries, (i) Glory Reach International Limited, or “Glory Reach” a Hong Kong limited company; and (ii) Qingdao Hongguan Shoes Co., Ltd., a PRC limited company, or “QHS,” as the case may be.

TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

QINGDAO FOOTWEAR, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009

	June 30, 2010	December 31, 2009
	(unaudited)	(audited)
	(Restated)	(Restated)
ASSETS
Current assets
Cash	$414,350	$61,131
Accounts receivable	360,934	98,962
Notes receivable	460,313	-
Inventories	557,031	344,512
Prepaid expenses	651,854	57,311

Total current assets	2,444,482	561,916

Long term prepaid expenses	1,668,725	-
Property, plant and equipment, net	1,022,594	930,451
Intangible assets	3,873,744	208,167

Total Assets	$9,009,545	$1,700,534

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$21,261	$15,727
Accrued liabilities	1,056,441	-
Short term loans	1,163,670	718,830
Taxes payable	15,639,453	12,551,687

Due to related parties	-	117,360

Total current liabilities	17,880,825	13,403,604

Long-term debt	250,410	249,390

Total Liabilities	$18,131,235	$13,652,994

Shareholders’ Equity
Series A preferred stock, .0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, .0001 par value, 100,000,000 shares authorized, 10,000,000 and 9,700,000 shares issued and outstanding, respectively	1,000	970
Additional paid-in capital	762,091	319,510
Accumulated other comprehensive income	455,031	440,775
Retained earnings (deficits)	(10,339,812)	(12,713,715)

Total Shareholders’ Equity	$(9,121,690)	$(11,952,460)
Total Liabilities and Shareholders' Equity	$9,009,545	$1,700,534

The accompanying notes are an integral part of these consolidated financial statements.

QINGDAO FOOTWEAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
UNAUDITED

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(Restated)
Net sales	$6,483,625	$5,143,578	$11,249,437	$9,599,476

Cost of sales	3,422,563	2,923,413	6,079,318	5,445,751

Gross Profit	3,061,062	2,220,165	5,170,119	4,153,725
Operating expenses:
Selling, general and administrative expenses	402,142	230,913	1,104,863	449,460
Depreciation and Amortization Expense	41,312	13,125	59,317	26,258
Income from operations	443,454	1,976,127	4,005,939	3,678,007

Other income (expense)

Rental income	22,009	21,994	44,007	43,971

Interest income	18,498	180	18,587	713

Interest expense	(26,261)	(13,892)	(49,167)	(27,391)

Income before income taxes	2,631,854	1,984,409	4,109,366	3,695,300

Income taxes	657,964	494,902	1,115,495	922,625

Net income	$1,973,890	$1,489,507	$2,903,871	$2,772,675

Earnings per share - basic and diluted	$0.20	$0.15	$0.29	$0.29

Weighted average shares outstanding-basic and diluted	10,000,000	9,700,000	10,000,000	9,700,000

Net income	$1,973,890	$1,489,507	$2,903,871	$2,772,675
Other comprehensive income
Foreign currency translation	13,915	(1,234)	14,256	(7,939)
Comprehensive income	$1,987,805	$1,488,273	$2,918,127	$2,764,736

The accompanying notes are an integral part of these consolidated financial statements.

QINGDAO FOOTWEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
UNAUDITED

	Six Months Ended
	June 30, 2010	June 30, 2009
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,903,871	$2,772,675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,317	26,258
Stock based compensation	442,611	-
Changes in operating assets and liabilities:
Accounts receivable	(261,567)	(40,637)
Accrued interest on notes receivable	(18,413)	-
Inventories	(211,109)	(39,869)
Prepaid expenses	(2,263,033)	(50,912)
Accounts payable and accrued liabilities	38,456	17,105
Tax payable	3,040,504	2,681,288
Net cash provided by operating activities	3,730,637	5,365,908

CASH FLOWS FROM INVESTING ACTIVITIES
Loan made to other	(441,900)	-
Advance to related party	(117,840)	-
Cash paid for property and equipment	(130,127)	(373,302)
Cash paid for intangible asset	(2,659,045)	-
Net cash used in investing activities	(3,348,912)	(373,302)

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to shareholders	(483,143)	(4,854,728)
Proceeds from loans	441,900	-
Net cash used in financing activities	(41,243)	(4,854,728)

Effect of exchange rate changes on cash	12,737	(1,498)

Net increase in cash	$353,219	$136,380

Cash, beginning of period	61,131	118,534

Cash, end of period	$414,350	$254,914

SUPPLEMENTARY DISCLOSURE:
Interest paid	$49,167	$27,391
Income tax paid	$1,149	$1,052

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

NOTE 10 – SHAREHOLDERS’ EQUITY

During January 2010, the Company distributed $483,143 to its shareholders.

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

Mr. Tao Wang entered into the contract with the Company to assume fiscal responsibilities for all tax liabilities recorded and potential penalties relating to all the tax liabilities before December 31, 2009. As of December 31, 2009, the assumed amount was $12,549,060 which mainly included VAT tax payable and income tax payable. However, these tax amounts transferred to Mr. Tao Wang were never paid to the government. As a result, the historical financial statements of the Company were restated to reflect the Company as the primary obligor of the tax liabilities. Please refer to the restatement footnote 13. According to PRC tax law, late or deficient tax payment could subject the Company to significant tax penalty.

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

NOTE 13 – RESTATEMENTS

The Company restated the statement of operations for the three months ended June 30, 2010 due to an error in the selling, general and administrative expense. The amount reported previously $844,753 erroneously included the stock compensation expense for the amount of $442,611 that incurred in the period of three months ended March 31, 2010. As a result of the restatement, net income of three months ended June 30, 2010 increased by $442,611 from $1,531,279 to $1,973,890. EPS for the period increased from $0.15 per share to $0.20 per share.
The effects of the restating the tax liabilities are shown in the following tables.

QINGDAO FOOTWEAR, INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	June 30,		June 30,
	2010	Adjustment	2010
	(Original)		(Restated)
ASSETS
Current assets
Cash	$414,350		$414,350
Accounts receivable	360,934		360,934
Notes receivable	460,313		460,313
Inventories	557,031		557,031
Prepaid expenses	651,854		651,854

Total current assets	2,444,482		2,444,482

Long term prepaid expenses	1,668,725		1,668,725
Property, plant and equipment, net	1,022,594		1,022,594
Intangible assets	3,873,744		3,873,744

Total Assets	$9,009,545		$9,009,545

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$21,261		$21,261
Accrued liabilities	1,056,441		1,056,441
Short term loans	1,163,670		1,163,670
Taxes payable	3,043,141	12,596,312	15,639,453

Total current liabilities	5,284,513		17,880,825

Long-term debt	250,410		250,410

Total Liabilities	$5,534,923	$12,596,312	$18,131,235

Shareholders’ Equity
Series A preferred stock, .0001 par value, 10,000,000 shares authorized, none issued and outstanding	-		-
Common stock, .0001 par value, 100,000,000 shares authorized, 10,000,000 and 9,700,000 shares issued and outstanding, respectively	1,000		1,000
Additional paid-in capital	762,091		762,091
Accumulated other comprehensive income	455,031		455,031
Retained earnings (deficits)	2,256,500	(12,596,312)	(10,339,812)

Total Shareholders’ Equity	$3,474,622	(12,596,312)	$(9,121,690)
Total Liabilities and Shareholders' Equity	$9,009,545	0	$9,009,545

As a result of restatement of the consolidated balance sheet as of June 30, 2010, total liabilities increased from $5,534,923 as originally reported, to $18,131,235, an increase of $12,596,312. The increase of total liabilities was derived from the increase of taxes payable.

The total stockholders’ equity was restated from $3,474,622 as originally reported, to ($9,121,690), a decrease of $12,596,312. The decrease of total stockholders’ equity was derived from the increase in retained deficits due to a reclassification of the amount due from shareholder to stockholders’ equity.

QINGDAO FOOTWEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Six Months Ended
	June 30,		June 30,
	2010	Adjustment	2010
	(Original)		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,903,871		$2,903,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,317		59,317
Stock based compensation	442,611		442,611
Changes in operating assets and liabilities:
Accounts receivable	(261,567)		(261,567)
Accrued interest on notes receivable	(18,413)		(18,413)
Inventories	(211,109)		(211,109)
Prepaid expenses	(2,263,033)		(2,263,033)
Accounts payable and accrued liabilities	38,456		38,456
Tax payable	3,040,504		3,040,504
Net cash provided by operating activities	3,730,637		3,730,637

CASH FLOWS FROM INVESTING ACTIVITIES
Loan made to other	(441,900)		(441,900)
Advance to related party	(222,778)	104,938	(117,840)
Cash paid for property and equipment	(130,127)		(130,127)
Cash paid for intangible asset	(2,659,045)		(2,659,045)
Net cash used in investing activities	(3,453,850)	104,938	(3,348,912)

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to shareholders	(378,205)	(104,938)	(483,143)
Proceeds from loans	441,900		441,900
Net cash provided by (used in) financing activities	63,695	(104,938)	(41,243)

Effect of exchange rate changes on cash	12,737		12,737

Net increase in cash	$353,219		$353,219

Cash, beginning of period	61,131		61,131

Cash, end of period	$414,350		$414,350

SUPPLEMENTARY DISCLOSURE:
Interest paid	$49,167		$49,167
Income tax paid	$1,149		$1,149

As a result of the restatement, the net cash used in investing activities decreased by $104,938 from $3,453,850 as originally reported, to $3,348,912; the net cash provided by financing activities decreased by $104,938 from $63,695 as originally reported, to ($41,243).

QINGDAO FOOTWEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Six Months Ended
	June 30,		June 30,
	2009	Adjustment	2009
	(Original)		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,772,675		$2,772,675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,258		26,258
Stock based compensation	-		-
Changes in operating assets and liabilities:
Accounts receivable	(40,637)		(40,637)
Accrued interest on notes receivable	-		-
Inventories	(39,869)		(39,869)
Prepaid expenses	(50,912)		(50,912)
Accounts payable and accrued liabilities	17,105		17,105
Tax payable	2,681,288		2,681,288
Net cash provided by operating activities	5,365,908		5,365,908

CASH FLOWS FROM INVESTING ACTIVITIES
Advance to related party	(3,243,228)	3,243,228	-
Cash paid for property and equipment	(373,302)		(373,302)
Net cash used in investing activities	(3,616,530)	3,243,228	(373,302)

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to shareholders	(1,611,500)	(3,243,228)	(4,854,728)
Net cash used in financing activities	(1,611,500)	(3,243,228)	(4,854,728)

Effect of exchange rate changes on cash	(1,498)		(1,498)

Net increase in cash	$136,380		$136,380

Cash, beginning of period	118,534		118,534

Cash, end of period	$254,914		$254,914

SUPPLEMENTARY DISCLOSURE:
Interest paid	$27,391		$27,391
Income tax paid	$1,052		$1,052

As a result of the restatement, the net cash used in investing activities decreased by $3,243,228 from $3,616,530 as originally reported, to $373,302; the net cash used in financing activities increased by $3,243,228 from $1,611,500 as originally reported, to $4,854,728.

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

We pursue a variety of designs that offer a diversified product mix and provide a wide range of leather footwear styles to our customers, which we believe to be vital to attracting customers and to increasing our revenue.  Our designers have historically produced more than 300 unique designs annually which vary by season and target demographic.  We strive to find innovative styles and technologies to incorporate into our shoes and always meet the highest and most popular styles for our customers.  In the coming years, we will monitor demand and adjust our products accordingly to maximize sales and profit.

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

Previous Organization and Reverse Acquisition

During fiscal year 2009, our company’s corporate entity, Datone, Inc., was a provider of both privately owned and company owned payphones and stations in New York. Datone, Inc. received revenues from the collection of the payphone coinage, a portion of usage of service from each payphone and a percentage of long distance calls placed from each payphone from the telecommunications service providers. In addition, Datone, Inc. also received revenues from the service and repair of privately owned payphones and sales of payphone units.

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

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009
		% of Net		% of Net
	Amount	Sales	Amount	Sales
Net Sales	$6,483,625	100%	$5,143,578	100%
Cost of sales	3,422,563	53%	2,923,413	57%
Gross profit	3,061,062	47%	2,220,165	43%
Operating Expenses	443,454	7%	244,038	5%
Operating Income	2,617,608	40%	1,976,127	38%
Other income & interest expense	14,246	0%	8,282	0%
Income Before Income Taxes	2,631,854	41%	1,984,409	39%
Income taxes	657,964	10%	494,902	10%
Net income	$1,973,890	30%	$1,489,507	29%

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

Net sales from our retail operations increased $703,048 to $1,458,078 for the three months ended June 30, 2010, a 93% increase over sales of $755,030 for the three months ended June 30, 2009.  The average selling price per pair within our retail operations increased 35% to $27.8 per pair for the three months ended June 30, 2010 compared to $20.6 for the same period in 2009.  The increase of selling price is mainly resulted from the company’s promotion policy and high-end products policy during this period, meanwhile, lots of types of summer shoes with lower price were sold during the same period of 2009.  To achieve our sales strategy, we inputted extensive of advertising in these area.  Apart from the increase of selling price, our sales volume from retail outlets also increased 43% to 52.4 thousand pairs of shoes during the three months ended June 30, 2010.  The increase of sales volume is mainly resulted from increase of our outlets to 12 during the three months ended June 30, 2010 from 8 in the same period of 2009, which represent 50% increase. The total size of our stores was 1,170 and 900 square meters as of June 30, 2010 and 2009, respectively. The average size per store was 98 and 113 square meters as of June 30, 2010 and 2009, respectively. The average size of our newly opened stores is 74 square meters which is lower than our older stores due to limited available locations. Our sales volume per square meter per month was 15 and 14 pairs for the three months ended June 30, 2010 and 2009, respectively, representing a 10% increase. Our sales volume per outlet per month was 1,456 and 1,526 pairs for the three months ended June 30, 2010 and 2009, respectively.

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

Operating Expenses. Our selling, general and administrative expenses grew to $402,142 in the three months ended June 30, 2010 from $230,913 in the same period in 2009. This was mainly due to increased advertising costs, rent for shopping mall spaces and increased payroll due to the expansion of the Registrant’s business.

Other Income & Interest Expense. Other Income & Interest Expense increased to $14,246 in the three months ended June 30, 2010 from $8,282 in the same period in 2009. Other Income and Interest Expense is a negligible percentage of our revenue.

Income before Income Taxes. Our income before income taxes increased to $2,631,854 in the three months ended June 30, 2010 from $1,984,409 in the same period in 2009.  The increase is mainly resulted from increase in gross profit offset by increased operating expenses.

Income Taxes. Income tax increased to $657,964 in the three months ended June 30, 2010 from $494,902 in the same period in 2009. The increase was due to an increase in taxable income, as our tax rate remained constant.

Net Income. In the three months ended June 30, 2010, we generated net income of $1,973,890, a increase from $1,489,507 in the same period in 2009. This increae was primarily due to the increase in gross profit from $2,220,165 to $3,061,062 quarter over quartere.

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

Net Sales. Our net sales increased to $11,249,437 in the six months ended June 30, 2010 from $9,599,476 in the same period in 2009, representing 17% revenue growth. As retail sales trends and broader economic growth in the PRC have been positive despite a global economic downturn, during the six months ended June 30, 2010, we increased prices by 28% in order to achieve higher gross profit, which resulted in a decrease in sales volume of 9% as compared to the same period of 2009.

Net sales from our wholesale operations increased $781,815, or 10%, to $8,949,943 for the six months ended June 30, 2010, from $8,168,128 for the six months ended June 30, 2009. The average selling price per pair within our wholesale operations increased to $17.9 per pair for the six months ended June 30, 2010 from $14.4 per pair in the same period last year, an increase of 24%, primarily due to acceptance of new designs and higher pricing of the products we promoted.  However, it resulted in a sales volume decrease of 12% to 500.7 thousand pairs of shoes during the six months ended June 30, 2010.

Net sales from our retail operations increased $868,146 to $2,299,494 for the six months ended June 30, 2010, a 61% increase over sales of $1,431,348 for the six months ended June 30, 2009. The average selling price per pair within our retail operations increased 33% to $30.7 per pair for the six months ended June 30, 2010 compared to $23.2 for the same period in 2009. Apart from the increase of our selling price, our sales volume also contributed a 21% increase as compared to the same period of 2009, which was mainly the result of an increase in the number of our sales outlets from 8 as of June 30, 2009 to 12 as of June 30, 2010 respectively.  The increase in our unit selling price was mainly the result of our sales strategy to promote more high-unit price products to the market to achieve higher gross profit. The total size of our stores was 1,170 and 900 square meters as of June 30, 2010 and 2009, respectively. The average size per store was 98 and 113 square meters as of June 30, 2010 and 2009, respectively. The average size of our newly opened stores is 74 square meters which is lower than our older stores due to limited available locations. Our sales volume per square meter per month was 10.7 and 11.4 pairs for the six months ended June 30, 2010 and 2009, respectively. Our sales volume per outlet per month was 1,041 and 1,288 pairs for the six months ended June 30, 2010 and 2009, respectively.

Cost of Sales. For the six months ended June 30, 2010, cost of sales amounted to $6,079,318 or approximately 54% of net revenues as compared to cost of sales of $5,445,751 or approximately 56.7% of net revenues for the same period of 2009. The increase of cost of sales of 12% over the same period of 2009 was mainly caused by an increase in sales of 17%.  The higher increase ratio in sales was mainly the result of a change in our sales mixture resulting in our retail sales being 20% of total sales as of June 30, 2010 as compared to 15% during the same period of 2009.  Retail sales contribute approximately 20% more margin than wholesale operations.

Gross Profit and Gross Margin. Gross profit for the six months ended June 30, 2010 increased $1,016,394 to $5,170,119 from $4,153,725 for the same period in 2009. Gross profit as a percentage of net sales, or gross margin, increased to 46% for the six months ended June 30, 2010 from 43% for the same period in 2009. The gross margin increase was primarily attributable to increased margins for both our retail and wholesale operations and the change in our sales mixture as explained above.

Gross profit for wholesale operations increased $405,061, or 12%, to $3,661,821 for the six months ended June 30, 2010 from $3,256,760 for the same period in 2009. Wholesale margins increased to 41% for the six months ended June 30, 2010 from 40% for the same period in 2009. The increase in wholesale gross profit was primarily due to the increased selling price for wholesale operations offset by decreased sales volume due to the highly competitive local footwear market.

Gross profit for retail operations increased $611,333, or 68%, to $1,508,298 for the six months ended June 30, 2010 from $896,965 for the same period in 2009. Retail margins increased to 66% for the six months ended June 30, 2010 from 63% for the same period in 2009. The increase of gross profit was mainly caused by increased unit selling prices and sales volume in retail operations as explained above.  The increase in gross margin mainly resulted from increased acceptance of our high-end products in the market, which have higher margin.

Operating Expenses. Our selling, general and administrative expenses grew to $1,104,863 in the six months ended June 30, 2010 from $449,460 in the same period in 2009. This was mainly due to a payment of shares to service providers for services provided in connection with our reverse merger as well as increased advertising costs, rent for shopping mall space and increased payroll due to the expansion of our business.

Other Income & Interest Expense. Other income and interest expense decreased to $13,427 in the six months ended June 30, 2010 from $17,293 in the same period in 2009. Other income and interest expense is a negligible percentage of our revenue.

Income before Income Taxes. Our income before income taxes increased to $4,019,366 in the six months ended June 30, 2010 from $3,695,300 in the same period in 2009. The increase was mainly due to an increase in gross profit offset by increased operating expenses.

Income Taxes. Income tax increased to $1,115,495 in the six months ended June 30, 2010 from $922,625 in the same period in 2009. The increase was due to an increase in taxable income, as our tax rate remained constant.

Net Income. In the six months ended June 30, 2010, we generated net income of $2,903,871, an increase from $2,772,675 in the same period in 2009. This increase was primarily due to increased profit before tax as explained above.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of $414,350, primarily consisting of cash on hand and demand deposits. This compares with June 30, 2009, when we had cash and cash equivalents of $254,914, primarily consisting of cash on hand and demand deposits. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily through cash flows from operations and equity contributions by our shareholders. We do not expect our daily operations to be constrained by cash flow as we are currently able to fund our operations through our existing cash flow from operations. However, our future expansion plans (which include increasing the number of sales points, advertising actively, and increasing inventory) rely entirely on the completion of an offering of our common stock. If an offering is not completed then we will need to rely on organic growth or commercial loans to facilitate our expansion plans and we cannot guarantee that we will be successful at obtaining loans or growing organically at a rate sufficient to support our expansion plans.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flows
(all amounts in U.S. dollars)

	Six Months Ended
	June 30,
	2010	2009
Net cash provided by operating activities	$3,730,637	$5,365,908
Net cash used in investing activities	(3,348,912)	(373,302)
Net cash used in financing activities	(41,243)	(4,854,728)
Effects of Exchange Rate Change in Cash	12,737	(1,498)
Net Increase in Cash and Cash Equivalents	353,219	136,380
Cash and Cash Equivalent at Beginning of the Period	61,131	118,534
Cash and Cash Equivalent at End of the Period	414,350	254,914

Operating activities

Net cash provided by operating activities was $3,730,637 for the six months ended June 30, 2010, compared to $5,365,908 for the same period in 2009.

The cash provided by operating activities for the six months ended June 30, 2010 was mainly derived from our net profit of $2,903,871, stock-based compensation of $442,611, and an increase of tax liabilities of $3,040,504, offset by an increase of accounts receivable of $261,567 and an increase of prepayments of $2,263,033. The increase of accounts receivable was due to an increased credit period policy designed to enhance sales following a sales fair held in February. We have granted short-term credit extensions as a strategic incentive to our most loyal and profitable distributors to increase our market share following such a sales fair, largely in order to introduce our new models of footwear. In order to balance our operating cash flow, we also ask for a longer payment term on our payables, which resulted in an increase of accounts payables.  Increase of prepayment mainly represents payment during the period for advertising and long term leasing for our newly established outlets.  These prepaid amounts are related to rent for operating stores, advertisement board and pole and landscaping maintenance contracts. These prepaid amounts are amortized based on the lease terms (for the prepaid rent), contracted terms for advertisement board and pole and contract terms for landscaping maintenance contract.  The amortization expense for the six months ended June 30, 2010 is $230,000.We may choose to lease or buy outlets in future.  We may also continue to do advertising to promote our sales and increase our brand acceptance.

The cash provided by operating activities for the six months ended June 30, 2009 was the result of net profit of $2,772,675, and increase in tax payable of $2,681,288, offset by the increase of accounts receivable, inventory and prepayment of $131,418 in total.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2010 was $3,348,912 as compared to $373,302 net cash used in investing activities during the same period of 2009. The cash used by investing activities during the six months ended June 30, 2010 represents payment of $2,659,045 to acquire land use rights, payment of property and equipment of $130,127, payment for a note receivable of $441,900 and advance to owner of $117,840. The cash used in investing activities during the six months ended June 30, 2009 represents the payment of property and equipment of $373,302.

Financing activities

Net cash used in financing activities for the six months ended June 30, 2010 was $41,243, as compared to $4,854,728 used in the same period of 2009. The cash used in financing activities during the six months ended June 30, 2010 represents the cash proceeds from bank loans of $441,900 offset by the distribution to owner of $483,143. The cash used in financing activities during the six months ended June 30, 2009 represents distribution to owner of $4,854,728.

Bank loans

Our bank loans include short-term loans and long-term loans. In our industry, it is customary to obtain such loans to meet cash flow and inventory needs.

Short term loans, totaling $1,163,670 as of June 30, 2010, were issued by Bank of Qingdao and JiMo Rural Bank, with annual interest rates ranging from 6.372% to 7.965%, and with terms of 12 months which will mature in September, November and December 2010 respectively. All bank loans were secured either by the property of the Company or third parties.

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

We do not grant any inventory pricing protection or other inventory adjusting policies to our distributors.  The distributors are responsible for their purchased products types and volumes, unless any quality problems arise.  If quality issues arise with our products, the products will be fully replaced by our manufacturers in accordance with the purchase agreement.  As a result, we recognize our sales on delivery of our products to our wholesalers.  For the retail customers, we only allow returns due to quality problems.   We do not permit returns based on any other reason, and we do not believe such liberal return policies are common in China.  Should there be any quality defects; customers have the right to return the shoes to the stores from which they purchased them.  The stores then return them to our company, and we negotiate an acceptable solution with the manufacturers, which tends to vary with the facts in each case.  According to our historical data, such returns are at approximately 0.01% of total sales and are not material to our financial statements.

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

Impairment of Long-Lived Assets

The Company accounts for impairment of property and equipment and amortizable intangible assets in accordance with ASC 360, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires the Company to evaluate a long-lived asset for recoverability when there is an event or circumstance that indicates the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when the carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. There was no impairment of long-lived assets for the years ended December 31, 2009 and 2008 or for the six month period ended June 30, 2010.

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

Foreign Currency Translation

The Company’s functional currency is Chinese Renminbi (“RMB”) and its reporting currency is the U.S. dollar. Transactions denominated in foreign currencies are translated into U.S. dollar at exchange rate in effect on the date of the transactions. Exchange gains or losses on transaction are included in earnings.

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