Form 10-Q
period 2010-09-30
Qingdao Footwear, Inc.
filed 2010-11-15
CIK 1377256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 15, 2010
Common Stock, $0.0001 par value per share	10,000,000 shares

QINGDAO FOOTWEAR, INC
Quarterly Period Ended September 30, 2010

PART I:FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
QINGDAO FOOTWEAR, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets
Cash	$422,017	$61,131
Accounts receivable	251,903	98,962
Other receivable	6,764	-
Inventories	547,624	344,512
Prepaid expenses	780,514	57,311
Total current assets	2,008,822	561,916

Long term prepaid expenses	2,825,561	-
Property, plant and equipment, net	1,012,046	930,451
Construction in progress	577,776	-
Intangible assets	3,909,454	208,167
Total Assets	$10,333,659	$1,700,534

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$47,479	$15,727
Accrued liabilities and other payables	64,664	-
Short term loans	1,492,961	718,830
Taxes payable	16,789,481	12,551,687
Due to related parties	-	117,360

Total current liabilities	18,394,585	13,403,604

Long-term debt	253,803	249,390

Total Liabilities	$18,648,388	$13,652,994

Shareholders’ Equity
Series A preferred stock, .0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, .0001 par value, 100,000,000 shares authorized, 10,000,000 and 9,700,000 shares issued and outstanding, respectively	1,000	970
Additional paid-in capital	762,091	319,510
Accumulated other comprehensive income	500,367	440,775
Retained earnings (deficits)	(9,578,187)	(12,713,715)

Total Shareholders’ Equity	$(8,314,729)	$(11,952,460)
Total Liabilities and Shareholders' Equity	$10,333,659	$1,700,534

The accompanying notes are an integral part of these consolidated financial statements.

QINGDAO FOOTWEAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Net sales	$3,715,217	$2,918,275	$14,964,654	$12,517,751

Cost of sales	2,001,078	1,656,918	8,080,396	7,102,669

Gross Profit	1,714,139	1,261,357	6,884,258	5,415,082
Operating expenses:
Selling, general and administrative expenses	447,127	193,221	1,551,990	642,681
Depreciation and Amortization Expense	41,378	17,706	100,695	43,964
Income from operations	1,225,634	1,050,430	5,231,573	4,728,437

Other income (expense)

Rental income	22,010	21,995	66,017	65,966

Interest income	3,714	-	22,301	-

Interest expense	(26,264)	(14,409)	(75,431)	(41,087)

Income before income taxes	1,225,094	1,058,016	5,244,460	4,753,316

Income taxes	306,273	265,704	1,421,768	1,188,329

Net income	$918,821	$792,312	$3,822,692	$3,564,987

Earnings per share - basic and diluted	$0.09	$0.08	$0.38	$0.37

Weighted average shares outstanding-basic and diluted	10,000,000	9,700,000	10,000,000	9,700,000

Net income	$918,821	$792,312	$3,822,692	$3,564,987
Other comprehensive income
Foreign currency translation	45,336	5,466	59,592	(2,473)
Comprehensive income	$964,157	$797,778	$3,882,284	$3,562,514

The accompanying notes are an integral part of these consolidated financial statements.

QINGDAO FOOTWEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
UNAUDITED

	Nine Months Ended
	September 30, 2010	September 30, 2009
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,822,692	$3,564,987
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,695	43,964
Stock based compensation	442,611	-
Changes in operating assets and liabilities:
Accounts receivable	(151,190)	(69,020)
Inventories	(197,015)	(409,040)
Prepaid expenses	(3,554,514)	(37,961)
Accounts payable and accrued liabilities	67,249	26,519
Tax payable	4,015,673	3,471,783
Net cash provided by operating activities	4,546,201	6,591,232

CASH FLOWS FROM INVESTING ACTIVITIES
Advance on note receivable	(447,888)	-
Proceeds from note receivable	447,888	-
Advance to related party	(119,437)	-
Cash paid for property and equipment	(132,804)	(376,899)
Cash paid for construction in progress	(548,887)	-
Cash paid for intangible asset	(3,732,402)	-
Net cash used in investing activities	(4,533,530)	(376,899)

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to shareholders	(484,565)	(6,173,583)
Proceeds from loans	1,194,369	718,830
Repayments on loans	(432,959)	(410,760)
Net cash provided by (used in) financing activities	276,845	(5,865,513)

Effect of exchange rate changes on cash	71,370	(2,440)

Net increase in cash	$360,886	$346,380

Cash, beginning of period	61,131	118,534

Cash, end of period	$422,017	$464,914

SUPPLEMENTARY DISCLOSURE:
Interest paid	$75,431	$41,087
Income tax paid	$1,149	$3,760

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the December 31, 2009 audited financial statements of the Company and the notes thereto as included in the Company’s Form PRER14C filed on April 19, 2010 and 10-K/A filed on November 4, 2010. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosure required in the Company’s December 31, 2009 annual financial statements have been omitted.

All significant inter-company balances and transactions have been eliminated in consolidation. Certain prior period numbers are reclassified to conform to current period presentation.

QINGDAO FOOTWEAR, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade receivables.  As of September 30, 2010 and December 31, 2009, substantially all of the Company’s cash were held by major financial institutions located in the PRC, which management believes are of high credit quality.  With respect to trade receivables, the Company generally does not require collateral for trade receivables and has not experienced any credit losses in collecting the trade receivables.

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

The Company paid in advance for the lease of two parcels of land consisting of approximately $246,000 and $3,732,000 for 50-year and 60-year time period, respectively. The lease period began during 2003 and 2010 and expire during 2053 and 2070, respectively. The amount is being amortized and recorded as expense over the 50-year and 60-year terms of the leases, respectively.

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

Value Added Tax

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

The Company has not paid substantial amount of VAT it owes, which carries on its balance sheet as taxes payable.

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

QINGDAO FOOTWEAR, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Retail sales are recognized at the point of sale to customers.  Wholesale to its contracted customers are recognized as revenue at the time the product is shipped and title passes to the customer on an FOB shipping point basis. Wholesale prices are predetermined and fixed based on contractual agreements. The Company does not allow any discounts, credits, rebates or similar privileges.

Earnings per Share

Basic earnings per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At September 30, 2010 and December 31, 2009, respectively, the Company had no common stock equivalents that could potentially dilute future earnings per share.

NOTE 3 – NOTES RECEIVABLE

The Company advanced $440,100 to a third party in January 2010. The note receivable carries annual interest at 10% and matured in July 2010.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consist of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Prepaid rent	$2,090,514	$18,778
Prepaid advertising fee	1,152,756	-
Prepaid maintenance fee	335,916	-
Prepaid miscellaneous fee	26,889	38,533
	$3,606,075	$57,311
Minus: current portion	780,514	57,311
Long term portion	2,825,561	-

Long term prepaid rent is for three retail store leases with lease terms arranging from 3, 10, and 15 years, respectively. Long term advertising prepayment is for advertisement contracts with period ranging from two to five years. Long term maintenance prepayment is for a five-year landscaping maintenance contract and the whole contract was paid in advance.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of the following land use right as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Cost of land use right	3,978,740	242,055

Less: accumulated amortization	69,286	33,888

Land use rights, net	$3,909,454	$208,167

Amortization expense for the three and nine months ended September 30, 2010 and 2009 was $16,493 and $34,194, $1,208 and $3,628, respectively.

QINGDAO FOOTWEAR, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Amortization expense for the next five years and thereafter is as follows:

2010 (for the remaining three months)	$16,783
2011	67,133
2012	67,133
2013	67,133
2014	67,133
2015	67,133
Thereafter	3,557,006
Total	$3,909,454

In April 2010, the Company purchased land use rights in Jimo, Shandong Province for $3,732,402. By September 30, 2010, the amount has been paid off. The company is still in the process of obtaining the title of the land use right.

NOTE 6 - SHORT TERM LOANS

Short-term loans are due to two financial institutions which are normally due within one year.  As of September 30, 2010 and December 31, 2009, the Company’s short term loans consisted of the following:

	September 30, 2010	December 31, 2009

JMRB, two 12-month bank loans both due in November 2010, bears annual interest at 7.965% average, secured by third parties	298,593	293,400

BOQ, 12-month bank loan due in September 2011, bears annual interest at 6.372% average, pledged by Company’s building and land use right	746,480	-

BOQ, 12-month bank loan matured in September 2010, bears annual interest at 6.372% average, pledged by Company’s building and land use right	-	425,430

JMRB, 12-month bank loan due in December 2010, bears annual interest at 7.965% average, secured by third parties	447,888	-

Total short-term debt	$1,492,961	$718,830

The above indebtedness to JMRB at September 30, 2010 and December 31, 2009 has been guaranteed by two unrelated companies.

NOTE 7 – LONG TERM LOANS

On December 16, 2009, the Company entered into a 2-year loan agreement with JMRB.  The Company borrowed $253,803 with an annual interest rate equal to 7.02% and is due in December 2011.  The loan is guaranteed by the relatives of Mr. Tao Wang, the CEO and major shareholder of the Company and is collateralized by the property of his relatives.

NOTE 8- RELATED PARTY BALANCES AND TRANSCATIONS

Due to related party

At December 31, 2009, the dividend payable to Mr. Renwei Ma, the shareholder of the Company was $117,360, which was paid off in the first quarter of 2010.

Due to related party at September 30, 2010 is nil.

Related party transactions

QINGDAO FOOTWEAR, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The Company leases one of its stores from Mr. Tao Wang under a four-year operating lease expiring August 2011.  For the nine months ended September 2010 and 2009, related party rent expense of $17,164 and $13,153, respectively, was included in total rent expense of the year.

The Company leases one of its warehouse buildings to Weidong, Liang, brother-in-law of Mr. Tao Wang, for three years starting May 2008. Per the agreement, the lessee shall pay equal amount of advertising expense on behalf of the lessor as the lease payment. For the nine months ended September 30, 2010 and 2009, the Company recorded other income of $66,017 and $65,966 respectively, from leasing the aforementioned building and advertising expense of the same amount respectively.

NOTE 9 - INCOME TAX

The Company is governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements.

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

Income before income taxes	$5,244,460	$4,753,316

Income taxes	$1,421,768	$1,188,329

There is no significant temporary difference between book and tax income.

The Company has no United States income tax liabilities as of September 30, 2010 and December 31, 2009.

The following table reconciles the U.S. statutory corporate income rates to the Company’s effective tax rate for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

U.S. statutory rate	34.0%	34.0%
Foreign income not recognized in the U.S.	-34.0%	-34.0%
PRC statutory rate	25.0%	25.0%
Other permanent differences	2.1%	-

Effective income tax rate	27.1%	25.0%

NOTE 10 – SHAREHOLDERS’ EQUITY

During January 2010, the Company distributed $484,565 to its shareholders.

During February 2010, upon the closing of the reverse merger, one of the shareholders transferred 338 of the 874 shares of Series A Convertible Preferred Stock issued to him under the share exchange to certain service providers of the Company. The underlining common shares were valued at $1.35 (post-reverse split common stock price) per share resulting in stock compensation expense of $442,611 for the nine months ended September 30, 2010.

Series A Convertible Preferred Stock

The Company issued 10,000 shares of our Series A Preferred Stock in February 2010 related to the reverse merger.

QINGDAO FOOTWEAR, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Shares of Series A Preferred Stock had automatically convert into shares of common stock on the basis of one share of Series A Preferred Stock for 970 shares of common stock immediately subsequent to the effectiveness of a planned 1-for-27 reverse split of the Company’s outstanding common stock, which had become effective on September 10, 2010.  Upon the reverse split the 10,000 outstanding shares of Series A Preferred Stock had automatically convert into 9,700,000 shares of common stock, which constitutes 97% of the outstanding common stock of the Company subsequent to the reverse stock split.

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

The 1-for-27 Reverse Stock Split

The Company’s board of directors unanimously approved, subject to stockholder approval, the 1-for-27 Reverse Split of our issued and outstanding common stock. The reverse split will reduce the number of issued and outstanding shares of the Company’s common stock outstanding prior to the split. The reverse split increases the total number of issued and outstanding shares of the Company’s common stock subsequent to the split by triggering the automatic conversion of the Company’s Series A Preferred Stock into 9,700,000 shares of common stock. The reverse split had become effective on September 10, 2010, the date when the Company filed with the Secretary of State of the State of Delaware following the expiration of the 20 day period mandated by Rule 14c of the Exchange Act. On September 10, 2010, 27 shares of Common Stock had automatically been combined and changed into one share of common stock.

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

As of September 30, 2010, two unrelated companies incorporated in the PRC provided guarantees for the JMRB bank loans of $298,593 borrowed by the Company.  The guarantees end when the loans become mature. (See Note 6)

Tax liabilities

The Company did not pay much of its significant value added tax liabilities and income tax liabilities.

The tax authority of the PRC Government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises had completed their relevant tax filings, hence the Company’s tax filings may not be finalized. It is therefore uncertain as to whether the PRC tax authority may take different views about the Company’s tax filings which may lead to additional tax liabilities. It is possible that the PRC tax authority may impose significant penalties on the Company for its failure to pay taxes timely.

QINGDAO FOOTWEAR, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Mr. Tao Wang entered into the contract with the Company to assume fiscal responsibilities for all tax liabilities recorded and potential penalties relating to all the tax liabilities before December 31, 2009. As of December 31, 2009, the assumed amount was $12,549,060 which mainly included VAT tax payable and income tax payable. However, these tax amounts transferred to Mr. Tao Wang were never paid to the government. As a result, the historical financial statements of the Company were restated to reflect the Company as the primary obligor of the tax liabilities. Please refer to the restatement footnote 14. According to PRC tax law, late or deficient tax payment could subject the Company to significant tax penalty.

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

(c)  Interest risk

The Company is exposed to interest rate risk arising from short-term variable rate borrowings from time to time. The Company’s future interest expense will fluctuate in line with any change in borrowing rates.  The Company does not have any derivative financial instruments as of September 30, 2010 and December 31, 2009 and believes its exposure to interest rate risk is not material.

(d)  Deposit risk

The Company holds certain bank accounts in its employees’ name in order to better facilitate its daily cash needs. Balances of these accounts totaled $365,476 at September 30, 2010 and $7,870 at December 31, 2009. Highest total balance of these accounts during the nine months period ended September 30, 2010 was approximately $1,343,000 and $1,224,000 during the year ended December 31, 2009. It is possible that the Company could lose these deposits due to the fact that these accounts are not legally owned by the Company.

NOTE 13 – SUBSEQUENT EVENT

The Company renewed the loan with JMRB matured in November 2010 for another year. The principal amount is approximately $149,000 (RMB 1,000,000) with interest rate of 8.896% per annum.

QINGDAO FOOTWEAR, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 14 – RESTATEMENTS

As stated in Note 11 Tax Liabilities, the effects of restating the tax liabilities are shown in the following tables.

QINGDAO FOOTWEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine Months Ended
	September 30,		September 30,
	2009	Adjustment	2009
	(Original)		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,564,987		$3,564,987
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,964		43,964
Changes in operating assets and liabilities:
Accounts receivable	(69,020)		(69,020)
Inventories	(409,040)		(409,040)
Prepaid expenses	(37,961)		(37,961)
Accounts payable	26,519		26,519
Tax payable	3,471,783		3,471,783
Net cash provided by operating activities	6,591,232		6,591,232

CASH FLOWS FROM INVESTING ACTIVITIES
Collection from related party	686,829	(686,829)	-
Cash paid for property and equipment	(376,899)		(376,899)
Net cash provided by (used) in investing activities	309,930	(686,829)	(376,899)

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to shareholders	(6,860,412)	686,829	(6,173,583)
Proceeds from loans	718,830		718,830
Repayments on loans	(410,760)		(410,760)
Net cash used in financing activities	(6,552,342)	686,829	(5,865,513)

Effect of exchange rate changes on cash	(2,440)		(2,440)

Net increase in cash	$346,380		$346,380

Cash, beginning of period	118,534		118,534

Cash, end of period	$464,914		$464,914

SUPPLEMENTARY DISCLOSURE:
Interest paid	$41,087		$41,087
Income tax paid	$3,760		$3,760

As a result of the restatement, the net cash provided by investing activities decreased by $686,829 from $309,930 as originally reported, to net cash used $376,899; the net cash used in financing activities decreased by $686,829 from $6,552,342 as originally reported, to $5,865,513.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q for the three months ended September 30, 2010 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three months ended September 30, 2010 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

Overview

We are a designer and retailer of branded footwear in Northern China. We were organized to service what we believe is an unmet and increasing demand for high quality formal and casual footwear throughout the PRC.  We are focused on providing footwear that rises to the style, quality and comfort demands of a high-end consumer at affordable prices within reach of middle market office employees.  Our products can be divided into men’s and women’s casual and formal footwear.  Along with the growth in urbanization and individual purchasing power in China, the demand for leather footwear has also grown. Since our organization in 2003, we have grown rapidly throughout Shandong province, a province that has approximately one-third the numbers of people of the United States.

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

Results of Operations

Comparison of Three Months Ended September 30, 2010 and September 30, 2009

The following table sets forth key components of our results of operations during the three months ended September 30, 2010 and 2009, both in dollars and as a percentage of our net sales.

	Three Months Ended		Three Months Ended
	September 30, 2010		September 30, 2009
		% of Net		% of Net
	Amount	Sales	Amount	Sales
Net Sales	$3,715,217	100%	$2,918,275	100%
Cost of sales	2,001,078	54%	1,656,918	57%
Gross profit	1,714,139	46%	1,261,357	43%
Operating Expenses	488,505	13%	210,927	7%
Operating Income	1,225,634	33%	1,050,430	36%
Other income /(interest expense)	(540)	0%	7,586	0%
Income Before Income Taxes	1,225,094	33%	1,058,016	36%
Income taxes	306,273	8%	265,704	9%
Net income	$918,821	25%	$792,312	27%

Net Sales. Our net sales increased to $3,715,217 in the three months ended September 30, 2010 from $2,918,275 in the same period in 2009, representing 27.3% revenue growth. As retail sales trends and broader economic growth in the PRC have been positive despite a global economic downturn, during the three months ended September 30, 2010, we promoted higher price products in order to achieve higher gross profit.  In addition, our retail sales contributed 21.3 % of total sales amount during the three months ended September 30, 2010, as compared to 15.4 % of total sales during the same period of 2009.  Our retail selling price is about 30%-40% markup on the selling price to wholesalers.  As a result, the average selling price per pair for the third quarter of 2010 and 2009 was $19.3 and $16.1 respectively, representing an increase of 19.9%. Despite of the price increase, the volume of footwear sold increased by 6.7% to approximately 193 thousand pairs for the three months ended September 30, 2010 as compared to approximately 180 thousand pairs for the same period last year. We believe our pricing policy for this quarter was a success given the overall growth in revenue. In the future, we may adjust pricing strategy to meet market demand and satisfy our financial goals.

Net sales from our wholesale operations increased $456,778, or 18.5%, to $2,925,494 for the three months ended September 30, 2010, from $2,468,716 for the three months ended September 30, 2009. The average selling price per pair within our wholesale operations increased to $18.2 per pair for the three months ended September 30, 2010 from $15.3 per pair in the same period last year, an increase of 19%, primarily due to acceptance of new designs and styles for our in-season products.  However, our sales volume decreased 0.4% resulted from the increase of selling price.  We may, from time to time, adjust our selling price policy to test market to achieve higher gross profit.

Net sales from our retail operations increased $340,164 to $789,723 for the three months ended September 30, 2010, an 75.7% increase over sales of $449,559 for the three months ended September 30, 2009.  The average selling price per pair within our retail operations increased 6.0% to $24.7 per pair for the three months ended September 30, 2010 compared to $23.3 for the same period in 2009.  The increase of selling price is mainly resulted from the company’s promotion policy and high-end products policy during this period, meanwhile, lots of types of summer shoes with lower price were sold during the same period of 2009.  To achieve our sales strategy, we invested extensive advertisements in our stores and surrounding areas.  Apart from the increase of selling price, our sales volume from retail outlets also increased 65.7% to 32,000 pairs of shoes during the three months ended September 30, 2010.  The increase of sales volume is mainly resulted from increase of our outlets to 13 during the three months ended September 30, 2010 from 8 in the same period of 2009, which represent 62.5% increase. The total size of our stores was 1,340 and 900 square meters as of September 30, 2010 and 2009, respectively. The average size per store was 103 and 113 square meters as of September 30, 2010 and 2009, respectively. The average size of our newly opened stores is 75 square meters which is lower than our older stores due to limited available locations. Our sales volume per square meter per month was 8 and 7 pairs for the three months ended September 30, 2010 and 2009, respectively, representing a 14% increase. Our sales volume per outlet per month was 820 and 804 pairs for the three months ended September 30, 2010 and 2009, respectively.

Cost of Sales. For the three months ended September 30, 2010, cost of sales amounted to $2,001,078 or approximately 53.9 % of net revenues as compared to cost of sales of $1,656,918 or approximately 56.8% of net revenues for the same period of 2009. The average unit cost per pair increased to $10.4 for the third quarter of 2010 from $9.2 for the same period of 2009, an increase of 13%.  Compared to 6.0% selling price increase in retail outlets and 19% selling price increase in wholesale business, it is generally in line with the increase.  The increase is mainly resulted from selling more high-unit price model products during this period, compared to lower price products sold during the same period of 2009.  We may continue to promote more high-unit price models, but, we do not expect that the unit price growth in following periods is as high as this quarter.

Gross Profit and Gross Margin. Gross profit for the three months ended September 30, 2010 increased $452,782 to $1,714,139 from $1,261,357 for the same period in 2009. Gross profit as a percentage of net sales, or gross margin, increased to 46.1% for the three months ended September 30, 2010 from 43.2% for the same period in 2009. The gross margin increase was primarily attributable to increased margins for both our retail and wholesale operations.

Gross profit for wholesale operations increased $133,953, or 11.86%, to $1,263,599 for the three months ended September 30, 2010 from $1,129,646 for the same period in 2009. Wholesale margins were 43.2% for the period ended September 30, 2010 and 45.8% for the same comparable period of 2009. Gross profit for retail operations increased $318,829, or 242% to $450,540 for the three months ended September 30, 2010 from $131,711 for the same period in 2009. Retail margins were 57% for the period ended September 30, 2010 and 29% for the same comparable period of 2009.

Operating Expenses. Our selling, general and administrative expenses grew to $488,505 in the three months ended September 30, 2010 from $201,927 in the same period in 2009. This was mainly due to increased advertising costs, rent for shopping mall spaces and increased payroll due to the expansion of the Registrant’s business.

Other Income & Interest Expense. Other expenses were $540 in the three months ended September 30, 2010 and other income of $7,586 for the same comparable period of 2009. Other Income and Interest Expense is a negligible percentage of our revenue.

Income before Income Taxes. Our income before income taxes increased to $1,225,094 in the three months ended September 30, 2010 from $1,058,016 in the same period of 2009.  The increase is mainly resulted from increase in gross profit offset by increased operating expenses.

Income Taxes. Income tax increased to $306,273 in the three months ended September 30, 2010 from $265,704 in the same period of 2009. The increase was due to an increase in taxable income, as our tax rate remained constant.

Net Income. In the three months ended September 30, 2010, we generated net income of $918,821, an increase from $792,312 in the same period of 2009. This increase was primarily due to the increase in gross profit of $1,714,139 in the three months ended September 30, 2010 from $1,261,357 for the same comparable period of 2009.

Comparison of Nine Months Ended September 30, 2010 and September 30, 2009

The following table sets forth key components of our results of operations during the nine months ended September 30, 2010 and 2009, both in dollars and as a percentage of our net sales.

	Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009
		% of Net		% of Net
	Amount	Sales	Amount	Sales
Net Sales	$14,964,654	100%	$12,517,751	100%
Cost of sales	8,080,396	54%	7,102,669	57%
Gross profit	6,884,258	46%	5,415,082	43%
Operating Expenses	1,652,685	11%	686,645	5%
Operating Income	5,231,573	35%	4,728,437	38%
Other income & interest expense	12,887	0%	24,879	0%
Income Before Income Taxes	5,244,460	35%	4,753,316	38%
Income taxes	1,421,768	10%	1,188,329	9%
Net income	$3,822,692	26%	$3,564,987	28%

Net Sales. Our net sales increased to $14,964,654 in the nine months ended September 30, 2010 from $12,517,751 in the same period in 2009, representing 19.6% revenue growth. As retail sales trends and broader economic growth in the PRC have been positive despite a global economic downturn, during the nine months ended September 30, 2010, we increased prices by 26% in order to achieve higher gross profit, which resulted in a decrease in sales volume of 5% as compared to the same period of 2009.

Net sales from our wholesale operations increased $997,370, or 8.8%, to $12,269,229 for the nine months ended September 30, 2010, from $11,271,859 for the nine months ended September 30, 2009. The average selling price per pair within our wholesale operations increased to $18.2 per pair for the nine months ended September 30, 2010 from $14.7 per pair in the same period last year, an increase of 23.8%, primarily due to acceptance of new designs and higher pricing of the products we promoted.  However, it resulted in a sales volume decrease of 12.1% to 674 thousand pairs of shoes during the nine months ended September 30, 2010.

Net sales from our retail operations increased $1,449,533 to $2,695,425 for the nine months ended September 30, 2010, a 116.3% increase over sales of $1,245,892 for the nine months ended September 30, 2009. The average selling price per pair within our retail operations increased 10.8% to $25.7 per pair for the nine months ended September 30, 2010 compared to $23.2 for the same period in 2009. Apart from the increase of our selling price, our sales volume also contributed a 95.3% increase as compared to the same period of 2009, which was mainly the result of an increase in the number of our sales outlets from 8 as of September 30, 2009 to 13 as of September 30, 2010 respectively.  The increase in our unit selling price was mainly the result of our sales strategy to promote more high-unit price products to the market to achieve higher gross profit. The total size of our stores was 1,340 and 900 square meters as of September 30, 2010 and 2009, respectively. The average size per store was 103 and 113 square meters as of September 30, 2010 and 2009, respectively. The average size of our newly opened stores is 75 square meters which is lower than our older stores due to limited available locations. Our sales volume per square meter per month was 13 and 10 pairs for the nine months ended September 30, 2010 and 2009, respectively. Our sales volume per outlet per month was 1,345 and 1,119 pairs for the nine months ended September 30, 2010 and 2009, respectively.

Cost of Sales. For the nine months ended September 30, 2010, cost of sales amounted to $8,080,396 or approximately 54% of net revenues as compared to cost of sales of $7,102,669 or approximately 56.7% of net revenues for the same period of 2009. The increase of cost of sales of 13.8% over the same period of 2009 was mainly caused by an increase in sales of 19.6%.  The higher increase ratio in sales was mainly the result of a change in our sales mixture resulting in our retail sales increased to 18% of total sales as of September 30, 2010 compared to 10% during the same period of 2009.  Retail sales contribute approximately same margin as wholesale operations.

Gross Profit and Gross Margin. Gross profit for the nine months ended September 30, 2010 increased $1,469,176 to $6,884,258 from $5,415,082 for the same period in 2009. Gross profit as a percentage of net sales, or gross margin, increased to 46% for the nine months ended September 30, 2010 from 43.3% for the same period in 2009. The gross margin increase was primarily attributable to increased margins for both our retail and wholesale operations and the change in our sales mixture as explained above.

Gross profit for wholesale operations increased $768,150, or 15.8%, to $5,644,269 for the nine months ended September 30, 2010 from $4,876,119 for the same period in 2009. Wholesale margins increased to 46% for the nine months ended September 30, 2010 from 43.3% for the same period in 2009. The increase in wholesale gross profit was primarily due to the increased selling price for wholesale operations offset by decreased sales volume due to the highly competitive local footwear market.

Gross profit for retail operations increased $701,026, or 130%, to $1,239,989 for the nine months ended September 30, 2010 from $538,963 for the same period in 2009. Retail margins increased to 46% for the nine months ended September 30, 2010 from 43% for the same period in 2009. The increase of gross profit was mainly caused by increased unit selling prices and sales volume in retail operations as explained above.  The increase in gross margin mainly resulted from increased acceptance of our high-end products in the market, which have higher margin.

Operating Expenses. Our selling, general and administrative expenses grew to $1,652,685 in the nine months ended September 30, 2010 from $686,645 in the same period in 2009. This was mainly due to stock compensation and a payment of shares to service providers for services provided in connection with our reverse merger as well as increased advertising costs, rent for shopping mall space and increased payroll due to the expansion of our business.

Other Income & Interest Expense. Other income and interest expense decreased to $12,887 in the nine months ended September 30, 2010 from $24,879 in the same period in 2009. Other income and interest expense is a negligible percentage of our revenue.

Income before Income Taxes. Our income before income taxes increased to $5,244,460 in the nine months ended September 30, 2010 from $4,753,316 in the same period in 2009. The increase was mainly due to an increase in gross profit offset by increased operating expenses.

Income Taxes. Income tax increased to $1,421,768 in the nine months ended September 30, 2010 from $1,188,329 in the same period in 2009. The increase was due to an increase in taxable income, as our tax rate remained constant.

Net Income. In the nine months ended September 30, 2010, we generated net income of $3,822,692, an increase from $3,564,987 in the same period in 2009. This increase was primarily due to increased profit before tax as explained above.

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of $422,017, primarily consisting of cash on hand and demand deposits. This compares with September 30, 2009, when we had cash and cash equivalents of $464,914, primarily consisting of cash on hand and demand deposits. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily through cash flows from operations and equity contributions by our shareholders. We do not expect our daily operations to be constrained by cash flow as we are currently able to fund our operations through our existing cash flow from operations. However, our future expansion plans (which include increasing the number of sales points, advertising actively, and increasing inventory) rely entirely on the completion of an offering of our common stock. If an offering is not completed then we will need to rely on organic growth or commercial loans to facilitate our expansion plans and we cannot guarantee that we will be successful at obtaining loans or growing organically at a rate sufficient to support our expansion plans.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flows

(all amounts in U.S. dollars)

	Nine Months Ended
	September 30,
	2010	2009
Net cash provided by operating activities	$4,546,201	$6,591,232
Net cash used in investing activities	(4,533,530)	(376,899)
Net cash provided by (used in) financing activities	276,845	(5,865,513)
Effects of exchange rate change in cash	71,370	(2,440)
Net increase in cash and cash equivalents	360,886	346,380
Cash and cash equivalent at beginning of the period	61,131	118,534
Cash and cash equivalent at end of the period	422,017	464,914

Operating activities

Net cash provided by operating activities was $4,546,201 for the nine months ended September 30, 2010, compared to $6,591,232 for the same period in 2009.

The cash provided by operating activities for the nine months ended September 30, 2010 was mainly derived from our net profit of $3,822,692, stock-based compensation of $442,611, and an increase of tax liabilities of $4,015,673, offset by an increase of accounts receivable of $151,190 and an increase of prepayments of $3,554,514. The increase of accounts receivable was due to an increased credit period policy designed to enhance sales following a sales fair held in February. We have granted short-term credit extensions as a strategic incentive to our most loyal and profitable distributors to increase our market share following such a sales fair, largely in order to introduce our new models of footwear. In order to balance our operating cash flow, we also ask for a longer payment term on our payables, which resulted in an increase of accounts payables.  Increase of prepayment mainly represents payment during the period for advertising and long term leasing for our newly established outlets.  These prepaid amounts are related to rent for operating stores, advertisement board and pole and landscaping maintenance contracts. These prepaid amounts are amortized based on the lease terms (for the prepaid rent), contracted terms for advertisement board and pole and contract terms for landscaping maintenance contract.  The amortization expense for the nine months ended September 30, 2010 is $100,695.We may choose to lease or buy outlets in future.  We may also continue to do advertising to promote our sales and increase our brand acceptance.

The cash provided by operating activities for the nine months ended September 30, 2009 was the result of net profit of $3,564,987, and increase in tax payable of $3,471,783, offset by the increase of accounts receivable, inventory and prepayment of $516,021 in total.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2010 was $4,533,530 as compared to $376,899 net cash used in investing activities during the same period of 2009. The cash used by investing activities during the nine months ended September 30, 2010 represents payment of $3,732,402 to acquire land use rights, payment of property and equipment of $132,804, payment for construction in progress of $548,887 and advance to related party of $119,437. The cash used in investing activities during the nine months ended September 30, 2009 represents the payment of property and equipment of $376,899.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2010 was $276,845, as compared to $5,865,513 used in the same period of 2009. The cash provided by financing activities during the nine months ended September 30, 2010 represents the cash proceeds from bank loans of $1,194,369 offset by the distribution to owner of $484,565 and repayment on loans of $432,959. The cash used in financing activities during the nine months ended September 30, 2009 represents distribution to owner of $6,173,583.

Bank loans

Our bank loans include short-term loans and long-term loans. In our industry, it is customary to obtain such loans to meet cash flow and inventory needs.

Short term loans of $1,492,961 as at September 30, 2010, were issued by Bank of Qingdao and JiMo Rural Bank, with annual interest rates ranging from 6.372% to7.965%, and with terms of 12 months which will mature in September, November and December 2010 respectively. All bank loans were secured either by the property of the Company or third parties.

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

We do not grant any inventory pricing protection or other inventory adjusting policies to our distributors.  The distributors are responsible for their purchased products types and volumes, unless any quality problems arise.  If quality issues arise with our products, the products will be fully replaced by our manufacturers in accordance with the purchase agreement.  As a result, we recognize our sales on delivery of our products to our wholesalers.  For the retail customers, we only allow returns due to quality problems.   We do not permit returns based on any other reason, and we do not believe such liberal return policies are common in China.  Should there be any quality defects; customers have the right to return the shoes to the stores from which they purchased them.  The stores then return them to our company, and we negotiate an acceptable solution with the manufacturers, which tend to vary with the facts in each case.  According to our historical data, such returns are at approximately 0.01% of total sales and are not material to our financial statements.

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

Impairment of Long-Lived Assets

The Company accounts for impairment of property and equipment and amortizable intangible assets in accordance with ASC 360, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of”, which requires the Company to evaluate a long-lived asset for recoverability when there is an event or circumstance that indicates the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when the carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. There was no impairment of long-lived assets for the years ended December 31, 2009 and 2008 or for the nine month period ended September 30, 2010.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls.

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), its principal executive officer, and Chief Financial Officer (“CFO”), its principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of September 30, 2010. Based on that evaluation, the CEO and CFO concluded that there had been improvements of the Company’s disclosure controls and procedures and the manner in which information that is required to be disclosed in Exchange Act report is reported within the time period specified in the SEC’s rule and forms. During the course of preparing our audited financial statements, our CEO and CFO determined that our disclosure controls and procedures were not effective as of September 30, 2010.

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

Other than the efforts described above to improve its internal controls both before and after the end of the reporting period, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

During the three months ended September 30, 2010, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  REMOVED AND RESERVED

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

QINGDAO FOOTWEAR, INC.

By: /s/ Tao Wang
Tao Wang
Chief Executive Officer

Date: November 15, 2010

By: /s/ Joseph Meuse
Joseph Meuse
Chief Financial Officer

Date: November 15, 2010