Form 10-K
period 2010-12-31
Qingdao Footwear, Inc.
filed 2011-05-05
CIK 1377256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to_______

Commission File Number: 000-53075

QINGDAO FOOTWEAR, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1591157
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

c/o Qingdao Hongguan Shoes Co., Ltd.
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
Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2010, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the Over-the-Counter Bulletin Board) was approximately $65,233.  As of May 2, 2011, there were 12,023,679 shares of the Registrant’s common stock outstanding.

QINGDAO FOOTWEAR, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2010

FORWARD LOOKING STATEMENTS

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

USE OF CERTAIN DEFINED TERMS

Except where the context otherwise requires and for the purposes of this report only:

•
“QHS,” the “Company,” “we,” “us” or “our” refer to the combined business of Qingdao Footwear, Inc. and its wholly owned direct and indirect subsidiaries, (i) Glory Reach International Limited, or “Glory Reach,” a Hong Kong limited company; and (ii) Qingdao Hongguan Shoes Co., Ltd., a PRC limited company, or “Qingdao Shoes,” as the case may be;

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

In this Annual Report we are relying on and we refer to information and statistics regarding the footwear and retail industry and economy in China and that we have obtained from various cited government and institute research publications. Much of this information is publicly available for free and has not been specifically prepared for us for use or incorporation in this Annual Report on Form 10-K or otherwise.  We have not independently verified such information, and you should not unduly rely upon it.

PART I

Item 1.  Business.

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

On March 1, 2010, Swift Dynamic, being the record holder of 6,495 shares of our Series A Preferred Stock, constituting 59.0% of the voting power of our issued and outstanding shares of our Common Stock and Series A Preferred Stock, voting together as a single class, consented in writing to an amendment to our certificate of incorporation to change our name to “Qingdao Footwear, Inc.”

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

The PRC Footwear Market

China’s footwear market generated total revenues of approximately $11.7 billion dollars in 2008.  According to Datamonitor, from 2004 through 2008, revenues grew at a cumulative annual growth rate of approximately 10.7%. (“Footwear in China,” www.datamonitor.com)

China’s footwear market accounts for approximately 34% of the entire Asia-Pacific footwear market’s value, and China is expected to continue to grow in future periods by over 8% per year through 2013, while the most valuable market, Japan, which holds approximately 35.8% of the footwear market value in the region, is expected to decrease by approximately 0.8% per year over the same period (“Footwear in China,” www.datamonitor.com).

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

(3)
Bring more self-owned stores online to increase higher margin sales.  Although we have not established a timeline to increase the number of self-owned stores we will open in the near future, we expect that we will open more self-owned stores (and at a faster rate) if we complete an equity offering than we will open if we rely only on organic growth to fund such openings.  The reason for this is that we have found that expanding our distributor network allows us to leverage our resources more effectively, even though we earn higher margins on our self-owned stores.  In the event we complete an equity offering, however, we would have free cash available to devote to opening self-owned stores. In our experience, establishing a new sales point such as a company-owned flagship store in Qingdao typically requires approximately three months and costs approximately $120,000.  The typical cost of establishing a distributor store is approximately $30,000 and the typical cost of establishing a third-party store is approximately $60,000. We anticipate spending approximately $300,000 on our expansion efforts in the next 12 months, such plans being entirely dependent on the completion of an equity offering. The following table illustrates the number of stores we intend to open if an equity offering is completed and the number we intent to open if an equity offering is not completed. If an equity offering is completed, openings will be funded solely through offering proceeds. If an equity offering is not completed, we intend to fund openings through cash from operations and commercial loans. If such sources are insufficient, we may be unable to open the intended number of stores.

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

(6)
We plan to use the internet and job fairs for future hiring.  We hire at peak season to reduce the cost and increase efficiency.  In addition, we encourage our current employees to recommend appropriate talents.  We provide compensation that is higher than local market average. In addition, we expect to finish all the hiring for next year before September 2011 and finish all the training before December 2011.  Our main area of hiring in the near future is:

a.	R&D personnel for leather shoes R&D and functional shoes;

b.	Marketing personnel for domestic market expansion, e-commerce development and maintenance; and

c.	Management personnel.

Our Products

Our products consist of men and women’s footwear. Our designs are on the whole targeted at consumers seeking business casual and formal leather shoes appropriate for an office setting. Each year we design or commission designs for more than 300 unique styles. We do not manufacture our products, but instead outsource manufacturing to third parties. Our designs are split roughly evenly between men’s and women’s products. Designs are made based on collaboration between our sales department and design department regarding market demand and assessment of what will designs be fashionable in the upcoming season. As of December 31, 2010, men’s footwear constituted approximately 60% of revenue and women’s footwear the remainder. Approximately 40% of sales were formal shoes, and the remainder is attributed to casual footwear.

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

Our suppliers are selected for their ability to meet our high quality standards, timely execution of our orders and competitive pricing. As of December 31, 2010, we had contractual relationships with 60 footwear manufacturers. None of our suppliers accounted for more than 10% of the total cost of our goods sold in 2009. Our suppliers are mainly located in Wenzhou, Chongqing and various towns in Jiangsu.

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

During the year ended December 31, 2007, purchases from one vendor accounted for 13.2% of the total merchandise purchases of the Company. There is no such concentration for the year ended December 31, 2008, 2009, and 2010, respectively.

Sales Channels

The following diagram details our current distribution channels:

The majority of our sales come through distributors stores.  The table below provides a breakdown of sales by sales channel:

Channel	2010 Sales	%	2009 Sales	%
Self-Owned Stores	$5,145,220	16%	$2,792,146	16%
Wholesale (Third party Stores and Distributors)	$16,127014	84%	$15,071,745	84%
Total Revenue	$21,272,234	100%	$17,863,891	100%

We have experienced rapid growth in our retail presence in the past two years.  The following table details the locations and historical growth of our sales network:

	Flagship Stores			Distributors			3rd Party Operators			Total
	2008	2009	2010	2008	2009	2010	2008	2009	2010	2008	2009	2010
Shandong (excluding Qingdao)	0	0	0	42	155	155	0	6	6	42	161	161
Qingdao city (including Jimo)	8	11	12	44	26	26	0	4	4	52	41	42
Xinjiang	0	0	0	1	1	3	0	1	1	1	2	4
Shanxi	0	0	0	2	3	2	0	0	0	2	3	2
Tianjiang	0	0	0	0	1	1	0	0	0	0	1	1
Heilongjiang	0	0	0	0	1	1	0	0	0	0	1	1
Hebei	0	0	0	0	2	1	0	0	0	0	2	1
Liaoning	0	0	0	0	1	1	0	0	0	0	1	1
Henan	0	0	0	0	1	1	0	0	0	0	1	1
	8	11	12	89	191	191	0	11	11	97	213	214

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

During the years ended December 31, 2010 and 2009, the sales generated by the Company’s flagship stores accounted for 24% and 16% of total sales, respectively.

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

Our distribution contracts usually contain the following terms:

•	Geographic limitation — Distributors must sell our Hongguan branded footwear within a specific authorized location(s).

•	Wholesale price — Distributors pay a discounted wholesale price for our products.

•	Payment and credit terms — Payment and credit terms are on a case by case basis. The credit period is usually one month, and 25% percent of our distributors prepay for their stock.

•	Performance — QHS typically retains the right to end the agreement if a distributor does to meet sales turnover levels comparable to other distributors.

•
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

•	Training — Training and instructional materials are provided to all of our distributers regarding product display, decoration, and sales techniques.

•	Renewal and termination — We can renew contracts at our discretion and can terminate contracts if contractual conditions including sales targets are not met.

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

Employees

The table below details the various departments and number of employees in each.  All of these employees are full-time employees.

Management and Sales	7
Design & Purchasing	4
Accounting	5
Warehouse	8
Administration	13
Sales	48
Total	85

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

Advertising and Marketing Efforts

Our sales and marketing department is responsible for the organization of sales fairs, selection, review, execution and management of contracts with third parties and distributers, and operation of our own retail outlets. We utilize television, print media, radio, the internet and outdoor billboard displays to build brand awareness. Since 2006, Chinese popular television star Ren Quan has been the face of QHS’ advertising campaign. In 2006, we entered into a contract with Ren Quan and purchased the rights to use his image for our marketing purposes.  This contract expired in February 2010.  We are contractually obligated to maintain confidentiality as to the terms at which we acquired his rights. More recently, we have entered into a contract with another Chinese popular television star, Liu Xiaohu and purchased the rights to use his image for our marketing purposes, and he is featured in our television commercials and our various advertisements beginning in 2010.  This contract expires on March 2, 2012.  We expect to focus more heavily on advertisements featuring Liu Xiaohu in the future.

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

Design Team

Our design team consists of four full time designers that are engaged in creating new fashionable designs for upcoming seasons. They are also engaged in the review, selection and alteration of designs proposed by contract manufacturers. On average, our design team is responsible for the selection or creation 300 models of footwear per year.

Item 1A.  Risk Factors.

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

Our future success depends in part on the contributions of our management team and key technical and sales personnel and our ability to attract and retain qualified new personnel. In particular, our success depends on the continuing employment of our Chief Executive Officer, Mr. Tao Wang, our Chief Operating Officer, Shi Wenmao; and our Chief Financial Officer, Mr. Pin Huang.  There is significant competition in our industry for qualified managerial, technical and sales personnel and we cannot assure you that we will be able to retain our key senior managerial, technical and sales personnel or that we will be able to attract, integrate and retain other such personnel that we may require in the future. If we are unable to attract and retain key personnel in the future, our business, operations, financial condition, results of operations and prospects could be materially adversely affected.

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

The general manager of Qingdao Shoes, Mr. Wang Tao (“Founder”), as a PRC citizen, entered into an option agreement (“Incentive Option Agreement”) with 石仁焕, a Korean passport holder (“Foreign Passport Holder”). To incentivize Mr. Wang Tao in connection with the continuous development of the Company’s majority stockholder, Swift Dynamic Limited (“BVICo”)’s, business, Mr. Wang Tao is to receive shares from BVICo, one of shareholders of Glory Reach, subject to certain contingencies as set forth in the Option Agreement. Under the Incentive Option Agreement, the Founder shall serve as CEO and director for BVI Co. not less than 3 year period of time; and in anticipation of Founder’s continuance contributions to Qingdao Shoes Group including BVICo, Glory Reach and Qingdao Shoes , if Qingdao Shoes Group meet certain thresholds of the revenue conditions, Founder shall have an option to acquire all of the shares of BVICo during a 3 year vesting period (the “Option”). In addition, Incentive Option Agreement also provides that the Foreign Passport Holder shall not dispose any of the shares of BVICo without Founder’s consent.

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

We may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares. [We are actively monitoring the possibility of “resident enterprise” treatment for the 2010 tax year].

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

Risks Related to the Market for Our Common Stock

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

Swift Dynamic Ltd., which is run by Mr. Tao Wang, is the beneficial owner of approximately 59% of our outstanding voting securities. As a result, Swift Dynamic Ltd., and Mr. Tao Wang possess significant influence, giving them the ability, among other things, to elect a majority of our board of directors and to authorize or prevent proposed significant corporate transactions. Their ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

Item 2.  Properties.

Our principal executive offices are in Jimo, China.

Certificate No.	Jin Guo Yong (2007) 534
User of the Land	Wang Tao
Location	West #1 Huashan Road., Jimo City, Shandong Province
Usage	Industrial
Area (sqm)	14,225
Form of Acquisition	By means of transfer
Expiration Date	12/28/2052

The Company leases one of its stores from Mr. Tao Wang under a four-year operating lease expiring August 2011. For the years ended December 31, 2010 and 2009, rent expense of $25,732 and $17,593, respectively, was included in total rent expense for the respective years.  The Company leases one of its warehouse buildings to Weidong Liang, brother-in-law of Mr. Tao Wang, for three years starting May 2008.  Per the agreement, the lessee shall pay equal amount of advertising expense on behalf of the lessor as the lease payment. For the year ended December 31, 2010, the Company recorded other income of $88,731 from leasing the aforementioned building and advertising expense.

Item 3.  Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

The Company’s Common Stock is quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the under the symbol “QING.OB”  The following table sets forth the quarterly high and low sale prices for our common shares for the last two completed fiscal years and the subsequent interim periods. The prices set forth below represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

Quarter ended	High	Low
March 31, 2011	$8.00	$0.45
December 31, 2010	$6.00	$2.35
September 30, 2010	$2.30	$2.05
June 30, 2010	$8.00	$0.20
March 31, 2010	$0.60	$0.08
December 31, 2009	$0.05	$0.05
September 30, 2009	$0.05	$0.05
June 30, 2009	$0.06	$0.01

Quotations on the OTCBB bulletin board reflect bid and ask quotations, may reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

(b) Holders

As of May 2, 2011, there were approximately 279 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

(c) Dividends

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans
We do not have in effect any compensation plans under which our equity securities are authorized for issuance.  In March 2010, we granted common stock purchase options to purchase 100,000 shares of our common stock at an exercise price of $4.00 per share to the Crone Law Group for services provided related to the reverse merger. The options are exercisable for three years after the issue dates of the options. The fair value of options granted were estimated on the date of grant using the Blacks-Scholes valuation model and the following assumptions: a risk free interest rate of 1.38%, a weighted expected life of 3 years, a dividend rate of 0.0%, and a weighted expected volatility of 300.00%.

Stock option activity for the year ended December 31, 2010 is summarized as follows:

	Number of Shares	Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding at January 1, 2009	-	$-	-
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2009	-	$-	-
Granted	100,000	4.00	2.17
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2010	100,000	$4.00	2.17

The options as of December 31, 2010, had no intrinsic value as their exercise price was greater than the current market price.

Recent Sales of Unregistered Securities

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

On December 1, 2010, the Company issued 13,500 and 200,000 shares to the Crone Law Group and Richard E Barsom in lieu of compensation for legal and investor relation service they provided.  On December 21, 2010, the Company issued 25,000 shares to Belmont Partners LLC for compensation to Joseph Meuse, the former CFO, 300,000 shares to Mr. Lanhai Sun for the consulting service he provided, and 75,000 shares to Aegis Capital for the financial service they provided.

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

Purchases of Our Equity Securities

No repurchases of our common stock were made during the fourth quarter of our fiscal year ended December 31, 2010.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Report on Form 10-K for the year ended December 31, 2010 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

Results of Operations

Comparison of Years Ended December 31, 2010 and 2009

The following table sets forth key components of our results of operations during the years ended December 31, 2010 and 2009, both in dollars and as a percentage of our net sales.

	2010		December 31, 2009
		% of Net		% of Net
	Amount	Sales	Amount	Sales
Net Sales	$21,272,234	100%	$17,863,891	100%
Cost of sales	11,601,302	55%	10,162,778	57%
Gross profit	9,670,932	45%	7,701,113	43%
Operating Expenses	3,742,647	17%	969,645	5%
Operating Income	5,928,285	28%	6,731,468	38%
Other income /(interest expense)	(2,924)	0%	27,318	0%
Income Before Income Taxes	5,925,361	31%	6,758,786	38%
Income taxes	1,914,614	9%	1,689,697	9%
Net income	$4,010,747	19%	$5,069,089	28%

Net Sales. Our net sales increased to $21,272,234 in the year ended December 31, 2010 from $17,863,891 in 2009, representing 19.1% revenue growth. As retail sales trends and broader economic growth in the PRC have been positive despite a global economic downturn, during the year ended December 31, 2010, we increased prices by 26% in order to achieve higher gross profit, which resulted in a decrease in sales volume of 1% as compared to the same period of 2009.

Net sales from our wholesale operations increased $1,056,115, or 7.0%, to $16,127,014 for the year ended December 31, 2010, from $15,071,745 for the year ended December 31, 2009. The average selling price per pair within our wholesale operations increased to $17.7 per pair for the year ended December 31, 2010 from $15.1 per pair in the same period last year, an increase of 17.22%, primarily due to acceptance of new designs and higher pricing of the products we promoted.  However, it resulted in a sales volume decrease of 8.8% to 912 thousand pairs of shoes during the year ended December 31, 2010.

Net sales from our retail operations increased $2,353,231 to $5,145,220 for the year ended December 31, 2010, a 84.3% increase over sales of $2,792,146 for the year ended December 31, 2009. The average selling price per pair within our retail operations increased 8.9% to $26.1 per pair for the year ended December 31, 2010 compared to $23.95 for the same period in 2009. Apart from the increase of our selling price, our sales volume also contributed a 69.3% increase as compared to the same period of 2009, which was mainly the result of an increase in the number of our sales outlets from 8 as of December 31, 2009 to 13 as of December 31, 2010 respectively.  The increase in our unit selling price was mainly the result of our sales strategy to promote more high-unit price products to the market to achieve higher gross profit. The total size of our stores was 1,250 and 900 square meters as of December 31, 2010 and 2009, respectively. The average size per store was 96 and 113 square meters as of December31, 2010 and 2009, respectively. The average size of our newly opened stores is 75 square meters which is lower than our older stores due to limited available locations. Our sales volume per square meter per month was 13 and 11 pairs for the years ended December 31, 2010 and 2009, respectively. Our sales volume per outlet per month was 1,265 and 1,214 pairs for the years ended December 31, 2010 and 2009, respectively.

Cost of Sales. For the year ended December 31, 2010, cost of sales amounted to $11,601,302 or approximately 55% of net revenues as compared to cost of sales of $10,162,778 or approximately 57% of net revenues for the same period of 2009. The increase of cost of sales of 14.2% over the same period of 2009 was mainly caused by an increase in sales of 19.1%.  The higher increase ratio in sales was mainly the result of a change in our sales mixture resulting in our retail sales increase to 24% of total sales as of December 31, 2010 from 16% comparable period of 2009.  Retail sales contribute approximately same margin as wholesale operations.

Gross Profit and Gross Margin. Gross profit for the year ended December 31, 2010 increased $1,969,819 to $9,670,932 from $7,701,113 for the same period in 2009. Gross profit as a percentage of net sales, or gross margin, increased to 45% for the year ended December 31, 2010 from 43% for the same period in 2009. The gross margin increase was primarily attributable to increased margins for both our retail and wholesale operations and the change in our sales mixture as explained above.

Gross profit for wholesale operations increased $764,176, or 12.8%, to $6,754,818 for the year ended December 31, 2010 from $5,990,642 for the same period in 2009. Wholesale margins increased to 41.9% for the year ended December 31, 2010 from 39.7% for the same period in 2009. The increase in wholesale gross profit was primarily due to the increased selling price for wholesale operations offset by decreased sales volume due to the highly competitive local footwear market.

Gross profit for retail operations increased $1,273,704, or 74.5%, to $2,983,743 for the year ended December 31, 2010 from $1,710,039 for the same period in 2009. Retail margins decreased to 58% for the year ended December 31, 2010 from 61.2% for the same period in 2009. The increase of gross profit was mainly caused by increased unit selling prices and sales volume in retail operations as explained above.

Operating Expenses. Our selling, general and administrative expenses grew to $3,742,647 in the year ended December 31, 2010 from $969,645 in the same period in 2009. This was mainly due to stock compensation and a payment of shares to service providers for services provided in connection with our reverse merger as well as increased advertising costs, rent for shopping mall space and increased payroll due to the expansion of our business.

Other Income & Interest Expense. Other income and interest expense decreased to ($2,924) in the year ended December 31, 2010 from $27,318 in the same period in 2009. This is mainly due to the increase of bank loans this year. Other income and interest expense is a negligible percentage of our revenue.

Income before Income Taxes. Our income before income taxes increased to $5,925,361 in the year ended December 31, 2010 from $6,758,786 in the same period in 2009. The increase was mainly due to an increase in gross profit offset by increased operating expenses.

Income Taxes. Income tax increased to $1,914,614 in the year ended December 31, 2010 from $1,689,697 in the same period in 2009. The increase was due to an increase in taxable income, as our tax rate remained constant.

Net Income. In the year ended December 31, 2010, we generated net income of $4,010,747, an increase from $5,069,089 in the same period in 2009. This increase was primarily due to increased profit before tax as explained above.

Liquidity and Capital Resources

As of December 31, 2010, we had cash and cash equivalents of $49,325, primarily consisting of cash on hand and demand deposits. This compares with December 31, 2009, when we had cash and cash equivalents of $61,131, primarily consisting of cash on hand and demand deposits. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily through cash flows from operations and equity contributions by our shareholders. We do not expect our daily operations to be constrained by cash flow as we are currently able to fund our operations through our existing cash flow from operations. However, our future expansion plans (which include increasing the number of sales points, advertising actively, and increasing inventory) rely entirely on the completion of an offering of our common stock. If an offering is not completed then we will need to rely on organic growth or commercial loans to facilitate our expansion plans and we cannot guarantee that we will be successful at obtaining loans or growing organically at a rate sufficient to support our expansion plans.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flows
(all amounts in U.S. dollars)

	Year Ended
	December 31,
	2010	2009
Net cash provided by operating activities	$3,964,901	$9,846,859
Net cash used in investing activities	(3,882,864)	(384,332)
Net cash provided by (used in) financing activities	274,937	(9,523,0807)
Effects of Exchange Rate Change in Cash	(368,780)	3,150
Net Decrease in Cash and Cash Equivalents	(11,806)	(57,403)
Cash and Cash Equivalent at Beginning of the Period	61,131	118,534
Cash and Cash Equivalent at End of the Period	49,325	61,131

Operating activities

Net cash provided by operating activities was $3,964,901 for the year ended December 31, 2010, compared to $9,846,859 for the same period in 2009.

The cash provided by operating activities for the year ended December 31, 2010 was mainly derived from our net profit of $4,010,747, offset by an increase of accounts payable of $1,047,273, an increase of stock based compensation of $2,064,336 and an increase of prepayments of $4,424,915. The increase of accounts payable was due to we ask for a longer payment term on our payables, which resulted in an increase of accounts payables.  Increase of prepayment mainly represents payment during the period for advertising and long term leasing for our newly established outlets.  These prepaid amounts are related to rent for operating stores, advertisement board and pole and landscaping maintenance contracts. These prepaid amounts are amortized based on the lease terms (for the prepaid rent), contracted terms for advertisement board and pole and contract terms for landscaping maintenance contract.  The amortization expense for the year ended December 31, 2010 is $648,778.We may choose to lease or buy outlets in future.  We may also continue to do advertising to promote our sales and increase our brand acceptance.

The cash provided by operating activities for the year ended December 31, 2009 was the result of net profit of $5,069,089, and increase in tax payable of $4,949,978.

Investing activities

Net cash used in investing activities for the year ended December 31, 2010 was $3,882,864 as compared to $384,332 net cash used in investing activities during the same period of 2009. The cash used in investing activities during the year ended December 31, 2010 represents payment of $3,792,591 to acquire land use rights, payment of property and equipment of $851,791. The cash used in investing activities during the year ended December 31, 2009 represents the payment of property and equipment of $384,332.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2010 was $274,937, as compared to $9,523,080 used in the same period of 2009. The cash provided by financing activities during the year ended December 31, 2010 represents the cash proceeds from bank loans of $1,972,147 offset by the distribution to owner of $381,391 and repayments on bank loans of $1,198,459. The cash used in financing activities during the year ended December 31, 2009 represents distribution to owner of $9,786,817.

Bank loans

Our bank loans include short-term loans and long-term loans. In our industry, it is customary to obtain such loans to meet cash flow and inventory needs.

Short term loans of $1,774,932 as of December 31, 2010, were issued by Bank of Qingdao and JiMo Rural Bank, with annual interest rates ranging from 6.372% to 8.896%, and with terms of 12 months and 24 months which will mature in September, November and December 2011 respectively. All bank loans were secured either by the property of the Company or third parties.

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

Impairment of Long-Lived Assets

The Company accounts for impairment of property and equipment and amortizable intangible assets in accordance with ASC 360, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires the Company to evaluate a long-lived asset for recoverability when there is an event or circumstance that indicates the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when the carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. There was no impairment of long-lived assets for the years ended December 31, 2010 and 2009.

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

Item 8.	Financial Statements and Supplementary Financial Data.

Our financial statements, together with the independent registered public accounting firm's report, begin on page F-1, at the end of this Annual Report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

(a)	Dismissal of independent registered public accounting firm

On February 10, 2011, the Company’s board of directors dismissed MaloneBailey, LLP (“MaloneBailey”), as the Company’s independent registered public accounting firm.

The report of MaloneBailey on the Company’s financial statements as of and for the year ended December 31, 2009, contained no adverse opinion or disclaimer of opinion nor was qualified or modified as to uncertainty, audit scope, or accounting principle.

During the recent fiscal year ending December 31, 2009, and through the date of the dismissal, there have been no (i) disagreements with MaloneBailey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to MaloneBailey’s satisfaction, would have caused MaloneBailey to make reference to the subject matter of the disagreement(s) in connection with its reports; or (ii) “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company has provided MaloneBailey with a copy of the above disclosures and requested that MaloneBailey furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statement. A copy of MaloneBailey’s letter, dated March 4, 2011 is filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 4, 2011.

(b)	New independent registered public accounting firm

On February 10, 2011, the Company’s board of directors approved the engagement of Sherb & Co., LLP (“Sherb”), as the Company’s new independent registered public accounting firm.

During the recent fiscal years ending December 31, 2010 and 2009, and through the date of the appointment, the Company had not consulted Sherb regarding (i) the application of accounting principles to any specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company’s financial statements, or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv)) or a reportable event (as defined in Item 304(a)(1)(v)).

Item 9A.  Controls and Procedures.

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

In connection with their review of our internal controls over financial reporting for the fiscal year ended December 31, 2010, our management concluded that, as of December 31, 2010, our internal control over financial reporting was not effective.

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

Item 9B.  Other Information.

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K but not reported.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at May 2, 2011.  There is no familial relationship between or among the nominees, directors or executive officers of the Company:

NAME	AGE	POSITION
Tao Wang	40	Director and Chief Executive Officer
Renwei Ma	42	Director and General Counsel
Pin Huang	39	Chief Financial Officer, Controller
Wenmao Shi	40	Chief Operating Officer
Zhengdian Xing	34	Vice President, Sales
Xianfu Qiao	48	Sourcing and Design Manager

Tao Wang   Mr. Wang has been the company’s CEO and founder since March 10, 2003. Before founding Hongguan, Mr. Wang was engaged in variety of capacities involving branding, strategic marketing and sales of footwear since 1992. Mr. Wang has over 18 years’ experience in shoe industry.

Renwei Ma Mr. Ma is the company legal representative since the founding of the Hongguan in March 2003. Prior becoming Hongguan’s legal representative, he was self-employed, as well worked in the shoe industry. He obtained a bachelor degree in Marketing.

Pin Huang has served the Company as an Accounting Manager of its wholly owned subsidiary Qingdao Hongguang Shoes Company since August 2010.  From 2008 to July 2010 Ms. Huang served as a Department Manager for Qindao Zhonghui, a CPA firm.  From 1997 to 2007 Ms. Huang served as an accountant, and later a financial manager, for Qingdao Double Dragon Clothing Co.  The Board selected Ms. Huang as a Chief Financial Officer because of her over 10 years of accounting experience.

Wenmao Shi Mr. Mao has been with the Company in the sales department since inception in March 2003. Prior joining Hongguan, Mr. Mao was a director of sales at Qingdao Double Star Group. Mr. Mao has over 18 years of sales experience, and obtained a bachelor degree in 1992, majoring in Economics.

Zhengdian Xing Mr. Xing is a Sales Manager and has been with the Company since March 2003. Prior joining Hongguan, Mr. Mao was previously an entrepreneur in the footwear industry since 1998. Mr. Xing has over 10 years of sales experience, and obtained a bachelor degree in 1998, majoring in Sales and Marketing.

Xianfu Qiao, Mr. Qiao has been the Company’s Development Manager since March 2003. Prior joining Hongguan, Mr. Mao was self-employed, he has worked in the shoe industry in a variety of capacities since 1986. Mr. Qiao has over 20 years of industry experience.

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

Item 11.  Executive Compensation.

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)

Tao Wang, Chief Executive Officer (1)	2010	$8,628	$0	$8,628

Pin Huang, Chief Financial Officer	2010	$2,550	$0	$2,550

Wenmao Shi, Chief Operating Officer	2010	$7,069	$0	$7,069

Craig Burton, former President (1)	2008	$40,040	$0	$40,040
	2009	$40,040	$0	$40,040
	2010	$0	$0	$0

(1)
On February 12, 2010, we acquired Glory Reach in a reverse acquisition transaction that was structured as a share exchange and in connection with that transaction, Mr. Tao Wang became our Chief Executive Officer. Prior to the effective date of the reverse acquisition, Mr. Craig Burton served as President of the Company.

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

Outstanding Equity Awards at Fiscal Year End

For the year ended December 31, 2010, Joseph Meuse, our former Chief Financial Officer, received 25,000 shares as compensation for his services during 2010. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although we anticipate that we will compensate our officers and directors for services to us with stock or options to purchase stock, in lieu of cash.

Compensation of Directors

No member of our board of directors received any compensation for his services as a director during the year ended December 31, 2010, and currently no compensation arrangements are in place for the compensation of directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our common stock as of May 2, 2011, (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 269 First Huashan Road, Jimo City, Qingdao, Shandong, China. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them. The information in this table is as of May 2, 2011, based upon 12,023,679 shares of common stock outstanding.

Name and Address of Beneficial Owner	Office, if Any	Title of Class	Amount and Nature of Beneficial Ownership		Percent Ownership and Voting Power (1)
Officers and Directors

Tao Wang	Chief Executive Officer, Director	Common Stock	6,900,150	(2)	57.4%

Pin Huang	Chief Financial Officer	Common Stock	0		*

Renwei Ma	Director	Common Stock	0		*

Wenmao Shi	Chief Operating Officer	Common Stock	0		*

All officers and directors as a group (4 persons named above)			6,900,150		57.4%

5% Security Holders

Swift Dynamic Limited, P.O. Box 957, Offshore Incorporations Centre, Road Town, British Virgin Islands		Common Stock	6,900,150	(2)	57.4%

Belmont Partners, 360 Main Street, P.O. Box 393 Washington, Virginia 22747		Common Stock	725,340		6.0%

* Less than 1%

(1)	Common Stock shares have one vote per share. Shares are presented on a post-split/post-conversion basis, as described more fully in the section titled “Description of Share Capital.”

(2)
Among the 6,900,150 Common Shares, 6,300,150 of them are held by Swift Dynamic.  Tao Wang serves as Chief Executive Officer and Director of Swift Dynamic and exercises sole voting and dispositive control over the shares held by Swift Dynamic.

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

Further and in connection with the Share Exchange, on February 12, 2010, Craig H. Burton, our former President, Joseph J. Passalaqua, our former Secretary, and Joseph Meuse, our former Director, submitted a resignation letter pursuant to which they resigned from all offices that they held effective immediately and from their position as our directors that became effective on the tenth day following the mailing by us of a Schedule 14f-1.  In addition, on February 12, 2010, our board of directors appointed Tao Wang (Chairman), Renwei Ma and Lanhai Sun to fill the vacancies created by such increase, which appointments became effective upon the effectiveness of the resignation of Craig H. Burton, Joseph J. Passalaqua, and Joseph Meuse on the tenth day following the mailing by us of a Schedule 14f-1.

Item 13.  Certain Relationships and Related Party Transactions.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of 2008, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

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

Other related party transactions

During 2009, the Company distributed $9,904,176 to its shareholders, Mr. Tao Wang and Mr. Renwei Ma, in which $9,786,816 was distributed in cash, and the remaining $117,360 was the dividend payable to Mr. Renwei Ma at December 31, 2009.

During 2008, the Company distributed $7,999,779 to its shareholders Mr. Tao Wang and Mr. Renwei Ma.

We lease one of our stores from Mr. Tao Wang under a four-year operating lease expiring August 2011.  For the years ended December 31, 2010 and 2009, related party rent expense of $25,732 and $17,593, respectively, was included in total rent expense of the year.

We lease one of our warehouse buildings to Weidong Liang.  This lease is for a period of three years starting May 2008. Per the agreement, Mr. Liang shall pay equal amount of advertising expense on behalf of the lessor as the lease payment.  For the year ended December 31, 2010 and 2009, we recorded other income of $87,966 and $87,966, respectively, from leasing the aforementioned building and advertising expense of the same amount respectively.

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

A long-term loan for $249,390 was issued in December 2009 by JiMo Rural Bank, with a 2 year repayment period and annual interest rate of 7.02%.  The loan is guaranteed by Siyou Wang and is collateralized by Mr. Wang's property.

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

Item 14.  Principal Accountant Fees and Services.

Fees Paid to Independent Public Accountants

All fees for services (i) provided by MaloneBailey, LLP, related to the fiscal year ended December 31, 2009, and (ii) provided by Sherb & Co., LLP, related to the fiscal year ended December 31, 2010, were as follows:

	Years Ended December 31,
	2010	2009
Audit Fees	$40,000	$20,000
Audit-Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total	$40,000	$20,000

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit services performed by (i) MaloneBailey, LLP, for our consolidated financial statements as of and for the year ended December 31, 2009 and (ii) Sherb & Co., LLP, for our consolidated financial statements as of and for the year ended December 31, 2010.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(b) Exhibits

Exhibit No.	Description

2.1
Share Exchange Agreement, dated February 12, 2010, among the Datone, Glory Reach International Limited, Qingdao Shoes, the shareholders of Glory Reach International Limited, and Greenwich Holdings LLC (translated) (Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on February 12, 2010, and incorporated herein by this reference)

3.1
Amended and Restated Certificate of Incorporation (Filed as an exhibit to the Company’s registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on February 1, 2008, and incorporated herein by this reference)

3.2	Bylaws (Filed as an exhibit to the Company’s registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on February 1, 2008, and incorporated herein by this reference)

3.3
Certificate of Designation of Series A Voting Convertible Preferred Stock, as filed with the Delaware Secretary of State on February 11, 2010 (translated) (Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on February 12, 2010, and incorporated herein by this reference)

10.1
Form of Distributer Contract (translated) (Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on February 12, 2010, and incorporated herein by this reference)

10.2
Form of Purchase Contract (translated) (Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on February 12, 2010, and incorporated herein by this reference)

10.3
Asset Transfer Agreement between Qingdao Shoes and Tao Wang (translated) (Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on February 12, 2010, and incorporated herein by this reference)

10.4
Form of Director Indemnification Agreement (Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on February 12, 2010, and incorporated herein by this reference)

10.5
Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on February 12, 2010, and incorporated herein by this reference)

10.6
Form of Director Indemnification Agreement (Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on February 12, 2010, as amended on August 2, 2010, and incorporated herein by this reference)

10.7
Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on February 12, 2010, as amended on August 2, 2010, and incorporated herein by this reference)

10.8	Form of Escrow Agreement*

10.9	Employment Agreement - Mr. Tao Wang*

10.10	Entrustment Agreement*

10.11	Incentive Option Agreement*

14.1	Code of Ethics*

21.1	Subsidiaries of the Company (Filed as an exhibit to the Company’s 2009 Annual Report on Form 10-K, as filed with the Securities Exchange Commission on March 30, 2010)

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QINGDAO FOOTWEAR, INC.

Dated: May 4, 2011	By:	/s/ Tao Wang
	Name:	Tao Wang
	Title:	Chief Executive Officer

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

Signature	Title	Date

/s/ Tao Wang	Chief Executive Officer and Director	May 4, 2011
Tao Wang	(Principal Executive Officer)

/s/ Pin Huang	Chief Financial Officer (Principal Financial	May 4, 2011
Pin Huang	Officer and Principal Accounting Officer)

/s/ Renwei Ma	Director	May 4, 2011
Renwei Ma

/s/ Wenmao Shi	Chief Operating Officer	May 4, 2011
Wenmao Shi

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Qingdao Footwear, Inc.
Qingdao, PRC

We have audited the accompanying consolidated balance sheet of Qingdao Footwear, Inc. and Subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company restated its Balance Sheets, Statement of Cash Flows and Statements of Shareholders’ Equity to reflect the tax liabilities (including value added tax and income tax). There were no changes to reported earnings. The Company determined that additional disclosure was required to disclose its significant tax liabilities and the related risks in its consolidated financial statements. See Notes 13.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

April 16, 2010 (except for Note 2, 10, and 14 which are dated November 3, 2010)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Qingdao Footwear, Inc.

We have audited the accompanying consolidated balance sheet of Qingdao Footwear, Inc. (the “Company”) as of December 31, 2010 and the related consolidated statements of operations and comprehensive income, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has assumed liabilities related to taxes payable as of December 31, 2009 as more fully described in Note 2. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Sherb & Co., LLP
Certified Public Accountants

New York, New York
May 3, 2011

PART I:  FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS
QINGDAO FOOTWEAR, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009

	December 31	December 31
	2010	2009

ASSETS
Current assets
Cash	$49,325	$61,131
Accounts receivable	49,390	98,962
Advance to suppliers	70,074	-
Inventories	630,701	344,512
Other receivables	3,546,852	-
Prepaid expenses	604,577	57,311

Total current assets	4,950,919	561,916

Long term prepaid expenses	3,873,077	-
Property, plant and equipment, net	1,153,116	930,451
Intangible assets	210,261	208,167

Total Assets	$10,187,373	$1,700,534

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Short-term loans	$1,774,932	$718,830
Accounts payable	51,242	15,727
Other payables	978,762	-
Taxes payable	13,976,944	12,551,687
Salary payable	32,996	-
Due to related parties	-	117,360

Total current liabilities	16,814,876	13,403,604

Long-term debt	-	249,390

Total Liabilities	$16,814,876	$13,652,994

Shareholders' Deficiency
Series A preferred stock, .0001 par value, 10,000,000 shares authorized, none issued and outstanding
Common stock, .0001 par value, 100,000,000 shares authorized, 10,613,679 and 9,700,000 shares issued and outstanding, respectively as of December 31, 2010 and 2009	1,061	970
Additional paid-in capital	2,383,755	319,510
Statutory surplus reserve	160,240	-
Accumulated other comprehensive income	72,040	440,775
Accumulated deficits	(9,244,599)	(12,713,715)

Total Shareholders' Deficiency	$(6,627,503)	$(11,952,460)

Total Liabilities and Shareholders' Deficiency	$10,187,373	$1,700,534

The accompanying notes are an integral part of these consolidated financial statements.

QINGDAO FOOTWEAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

Net revenue	$21,272,234	$17,863,891
Cost of sales	11,601,302	10,162,778

Gross profit	9,670,932	7,701,113
Operating expenses:
Selling, general and administrative expenses	3,593,753	907,807
Depreciation and Amortization Expense	148,894	61,838

Income from operations	5,928,285	6,731,468

Other income (expenses)
Interest income	22,516	1,144
Interest expenses	(107,463)	(61,792)
Other, net	82,023	87,966

Income/(loss) before income taxes	5,925,361	6,758,786

Income tax	1,914,614	1,689,697

Net income/(loss)	$4,010,747	$5,069,089

Other comprehensive income (loss)	(368,735)	3,110

Net Comprehensive income	$3,642,012	$5,072,199

Basic and diluted net income (loss) per share	$0.40	$0.52

Weighted average common and common equivalent shares:
Basic	10,613,679	9,700,000
Diluted	10,613,679	9,700,000

The accompanying notes are an integral part of these consolidated financial statements.

QINGDAO FOOTWEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,010,747	$5,069,089
Adjustments to reconcile net income/(loss)
Provided by operating activities:
Depreciation and amortization	148,894	61,838
Stock based compensation	2,064,336	-
Changes in operating assets and liabilities:
Accounts receivable	49,572	(95,428)
Advance to suppliers	(70,074)	-
Inventories	(286,189)	(154,977)
Prepaid expenses	(4,424,915)	1,179
Accounts payable and accrued liabilities	1,047,273	15,180
Taxes payable	1,425,257	4,949,978
Net cash provided by operating activities	3,964,901	9,846,859

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from sale of fixed assets	553,718	-
Cash received from sale of land use right	207,800	-
Cash paid for property and equipment	(851,791)	(384,332)
Cash paid for land use right	(3,792,591)	-
Net cash used in investing activities	(3,882,864)	(384,332)

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to shareholders	(381,391)	(9,786,817)
Proceeds from loans	1,972,147	1,701,720
Repayment of due to related party	(117,360)	(323)
Repayments on loans	(1,198,459)	(1,437,660)
Net cash provided by (used in) financing activities	274,937	(9,523,080)

Effect of exchange rate changes on cash	(368,780)	3,150

Net decrease in cash	$(11,806)	$(57,403)

Cash, beginning of period	61,131	118,534

Cash, end of period	$49,325	$61,131

SUPPLEMENTARY DISCLOSURE:
Interest paid	$107,463	$61,792
Income tax paid	$1,863,492	$3,763

The accompanying notes are an integral part of these consolidated financial statements.

QINGDAO FOOTWEAR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

					Accumulated
			Additional	Statutory	Other		Total
	Common Stock		Paid-in	Surplus	Comprehensive	Accumulated	Shareholders'
	Shares	Par Value	Capital	Reserve	Income	Deficit	Deficiency
Balance December 31, 2008	9,700,000	$970	$319,510	$-	$437,665	$(7,878,628)	$(7,120,483)

Distribution to shareholders	-	-	-	-	-	(9,904,176)	(9,904,176)
Foreign Currency Translation	-	-	-	-	3,110	-	3,110
Net income	-	-	-	-	-	5,069,089	5,069,089

Balance December 31, 2009	9,700,000	970	319,510	-	440,775	(12,713,715)	(11,952,460)

Recapitalization of Datone on reverse acquisition	300,000	30	442,581	-	-	-	442,611
Fractional shares	179	-	-	-	-	-	-
Common stock issued for service	613,500	61	1,381,664	-	-	-	1,381,725
Distribution to shareholders	-	-	-	-	-	(381,391)	(381,391)
Stock based compensation	-	-	240,000	-	-	-	240,000
Foreign Currency Translation	-	-	-	-	(368,735)	-	(368,735)
Net income	-	-	-	-	-	4,010,747	4,010,747
Appropriated statutory surplus reserve	-	-	-	160,240	-	(160,240)	-

Balance December 31, 2010	10,613,679	$1,061	$2,383,755	$160,240	$72,040	$(9,244,599)	$(6,627,503)

The accompanying notes are an integral part of these consolidated financial statements

QINGDAO FOOTWEAR, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Qingdao Footwear, Inc. (formerly Datone, Inc.) was originally incorporated on August 9, 2000 under the laws of the State of Delaware. Datone operated as a wholly-owned subsidiary of USIP.COM, Inc. (“USIP”). On August 24, 2006, USIP decided to spin-off its subsidiary companies, one of which was Datone.  On February 1, 2008, Datone, Inc. filed a registration statement on Form 10-SB, which went effective on November 13, 2008.

On February 12, 2010,  Datone completed a reverse acquisition transaction through a share exchange (the “Share Exchange”) with Glory Reach International Limited (“Glory Reach”), a Hong Kong limited company, the shareholders of Glory Reach (the “Shareholders”), Greenwich Holdings LLC and Qingdao Hongguan Shoes Co., Ltd. (“Qingdao Shoes”) a People’s Republic of China (the “PRC”) company, whereby Datone acquired 100% of the issued and outstanding capital stock of Glory Reach in exchange for 10,000 shares of Datone Series A Convertible Preferred Stock which constituted 97% of our issued and outstanding capital stock on an as-converted to common stock basis as of and immediately after the consummation of the reverse acquisition. The Series A Convertible Preferred is convertible at 1 shares of preferred for 970 shares of Datone common stock. Following the effectiveness of the Reverse Stock Split (note 13) and conversion of Series A Preferred Stock into common stock (note 13), there will be approximately 10,000,000 shares of Datone common stock issued and outstanding and no shares of preferred stock issued and outstanding. As a result of the reverse acquisition, Glory Reach became Datone wholly-owned subsidiary and the former shareholders of Glory Reach became Datone controlling stockholders. The share exchange transaction with Glory Reach was treated as a reverse acquisition, with Glory Reach as the acquirer and Datone. as the acquired party for accounting and financial reporting purposes. After the reverse merger, Datone changed its name to Qingdao Footwear, Inc.

Datone spun off all its assets and liabilities to its prior owners before the reverse merger.  For Glory Reach, the reverse merger is accounted for as a reverse merger with a shell company and as a recapitalization. Hereafter, Datone, Glory Reach, Qingdao Shoes is referred to as the “Company”, unless specific reference is made to a subsidiary.

Glory Reach was established in Hong Kong on November 18, 2009 to serve as an intermediate holding company.  Mr. Tao Wang, the controlling interest holder of Qingdao Shoes also controls Glory Reach.  On February 8, 2010, the Glory Reach acquired 100% of the equity interests in Qingdao Shoes

Qingdao Shoes was incorporated on March 11, 2003 in Jimo County, Qingdao City, Shandong Province, People’s Republic of China (the “PRC”) with registered capital of $320,480.  Prior to December 18, 2009, Mr. Tao Wang owned 80% of Qingdao Shoes and the remaining 20% was owned by Mr. Renwei Ma. Starting from December 18, 2009, Mr. Tao Wang owned 80% of Qingdao Shoes, Mr. Renwei Ma owned 15% and Mr. Wenyi Chen owned the remaining 5%.  Qingdao Shoes is the owner of the brand name “Hongguan” and principally engaged in the wholesale and retail sales of fashion footwear primarily in the northeast region of China.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement of Financial Statements

Mr. Tao Wang entered into the contract with the Company to assume fiscal responsibilities for all tax liabilities recorded and potential penalties relating to all the tax liabilities before December 31, 2009. As of December 31, 2009, the assumed amount tax liabilities was $12,549,060, which mainly included VAT tax payable and income tax payable. However, these tax amounts transferred to Mr. Tao Wang were never paid to the government. As a result, the historical financial statements of the Company were restated to reflect the Company as the primary obligor of the tax liabilities. The restatement has no effect on operating income, net income or cash flows from operating activities.

The accrual of the tax payable liabilities is reflected as a reduction of retained earnings as of December 31, 2010 and 2009.

Basis of Presentation

The consolidated financial statements as of December 31, 2010, and for the year then ended were prepared assuming that the Company would continue as a going concern. As noted above in “Restatement of Financial Statements” the Company has assumed fiscal responsibilities related to tax liabilities and penalties for periods prior to December 31, 2009 related to VAT tax payable and income tax payable. These liabilities are significant as the Company has a working capital deficiency, and a shareholders’ deficiency, as of December 31, 2010 and 2009, subsequent to the Company’s assumption of these liabilities. In addition, although the Company operations have provided cash from operating activities, these operations might not be sufficient to satisfy VAT tax payable and income tax payable assumed by the Company. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements at December 31, 2010 and 2009 and for the years then ended did not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company’s Management is currently evaluating their tax liabilities and planning the Company’s operations with a goal to maintaining their operations and satisfying the tax liabilities that have arisen since December 31, 2009.

The financial statements reflect the financial position, results of operations and cash flows of the Company and all of its wholly owned and majority owned subsidiaries as of December 31, 2010 and 2009, and for the years ended December 31, 2010 and 2009. All intercompany items are eliminated during consolidation.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade receivables.  As of December 31, 2010 and 2009, substantially all of the Company’s cash were held by major financial institutions located in the PRC, which management believes are of high credit quality.  With respect to trade receivables, the Company generally does not require collateral for trade receivables and has not experienced any credit losses in collecting the trade receivables.

The Company operates principally in the PRC and grants credit to its customers in this geographic region. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

Cash

The Company considers all highly liquid debt instruments purchased with a maturity period of three months or less to be cash or cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents approximate their fair value. All of the Company’s cash that is held in bank accounts in the PRC is not protected by FDIC insurance or any other similar insurance in the PRC.

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

The financial statements of the Company are translated into United States dollars in accordance with the provisions of ASC 830 “Foreign Currency Matters”, using the year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. At December 31, 2010 and 2009, the cumulative translation adjustment of $72,040 and $440,775 were classified as an item of accumulated other comprehensive income in the shareholders’ equity section of the balance sheet respectively. For the years ended December 31, 2010 and 2009, other comprehensive income (loss) were ($368,735) and $3,110, respectively.

There were no gains or losses from foreign currency transactions during the years ended December 31, 2010 and 2009.

The exchange rate used is as follows,

	December 31,
	2010	2009
RMB: US$ exchange rate	6.5918	6.8166

	Year Ended
	December 31,
	2010	2009
Average RMB: US$ exchange rate	6.7620	6.8208

Accounts Receivable

Accounts receivable consists of unpaid balances due from the whole-sale customers. Such balances generally are cleared in the subsequent month when the whole-sale customers place another order. The Company uses the aging method to estimate valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debts percentages determined by management based on historical experience as well as current economic climate are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The valuation allowance balance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that the amount provided as the allowance was incorrect, an adjustment which classified as a change in estimate is made. The Company did not experience any bad debt historically and as of December 31, 2010 and 2009, there was no allowance for doubtful accounts recorded based on the aging method.

Inventories

Merchandise inventories are stated at the lower of cost or market. Cost is determined on a weighted average basis and includes all expenditure incurred in bringing the goods to the point of sale and putting them in a salable condition. In assessing the ultimate realization of inventories, the management makes adjustments as to future demand requirements compared to current or committed inventory levels. Our reserve requirements generally increase as our projected demand requirements; or decrease due to market conditions and product life cycle changes. The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand.

In addition, the Company estimates net realizable value based on intended use, current market value and inventory aging analysis. The Company writes down inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and their estimated market value based upon assumptions about future demand and market conditions. There is no reserve on inventory as of December 31, 2010 and 2009.

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

Intangibles

Land use right is stated at cost less accumulated amortization. Amortization is provided using the straight-line method over the designated terms of the lease of 50 years obtained from the relevant PRC land authority.

Impairment of Long-Lived Assets

The Company accounts for impairment of property and equipment and amortizable intangible assets in accordance with ASC 360, “Accounting for Impairment of Long-Lived Assets to be Disposed Of”, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable.  An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. There was no impairment of long-lived assets for the years ended December 31, 2010 and 2009.

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

Cost of Sales

Cost of sales includes the cost of purchasing merchandise. Receiving and warehousing cost are included in selling, general and administrative expenses, and these costs have been insignificant in all periods.

Advertising Expenses

The Company expenses cost of advertising, including the cost of TV commercials, outdoor bulletin boards, promotional materials, and in-store displays as advertising expense, when incurred. Advertising expenses included in selling, general and administrative expenses were $376,583 and $87,966 for the years ended December 31, 2010 and 2009, respectively.

 Shipping and Handling

Shipping and handling costs related to cost of goods sold are included in selling, general and administrative expense.

Shipping and handling costs are the packing and transportation expenses for the goods sold. For the years ended December 31, 2010 and 2009, shipping and handling costs were $2,614 and $20,766 respectively.

Store Opening Costs

Non-capital expenditures associated with opening new stores are expenses as incurred.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 “Income Taxes”. ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. There was no deferred tax asset or liability for the years ended December 31, 2010 and 2009.

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

VAT on sales and VAT on purchases amounted to $3,709,652 and $661,718, respectively, for the year ended December 31, 2010. VAT on sales and VAT on purchases amounted to $3,038,726 and $83, 851, respectively, for the year ended December 31, 2009. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

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

●
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value.

It is management’s opinion that as of December 31, 2010 and 2009, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheets. This is attributed to the short maturities of the instruments (less than two years) and that interest rates on the borrowing approximately those that would have been available for loans of similar remaining maturity and risk profile at respective balance sheet dates. The carrying amounts of the loans approximately their fair values because the applicable interest rates approximate current market rates.

Segment Reporting

We operate as a single operating segment for purpose of presenting financial information and evaluating performance. As such, the accompanying consolidated financial statements present financial information in a format that is consistent with the internal financial information used by management. We do not accumulate operating expenses by wholesale and retail operations and, therefore, it is impractical to present such information.

 Earnings per Share

Basic earnings per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  As the exercise price of the option granted to Crone Law Group (Note 14) is higher than the current share price of common stock, the option did not affect the weighted average number of shares of common stock as of December 31, 2010. At December 31, 2010 and 2009, respectively, the Company had no common stock equivalents that could potentially dilute future earnings per share.

Recent Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No.51.” If an entity has previously adopted SFAS No.160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No.160. The management does not expect the adoption of this ASU to have a material impact on the Company’s financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuance, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The management does not expect the adoption of this ASU to have a material impact on the Company’s financial statements.

On February 25, 2010, the FASB issued ASU 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclosure a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging – Embedded Derivatives – Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company is currently evaluating the effect of this ASU on its financial statements on adoption on January 1, 2011.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to the consolidated statements.

NOTE 3 - INVENTORY

As of December 31, 2010 and 2009, inventory consisted of the following:
	December 31, 2010	December 31, 2009

Finished goods	$545,051	$344,512
Raw materials	85,650	-
Total inventories	630,701	344,512

NOTE 4 - PREPAID EXPENSES

As of December 31, 2010 and 2009, the prepaid expenses consisted of the following:

	December 31, 2010	December 31, 2009

Prepaid rent	$3,073,106	$18,778
Prepaid adverting fee	1,068,516	-
Prepaid maintenance fee	322,370	-
Prepaid miscellaneous fee	13,662	38,533
Total	4,477,654	57,311
Minus: current portion	604,577	57,311
Long-term portion	3,873,077	-

Long term prepaid rent is for three retail store leases arranging from 3, 10, and 15 years. Long term advertising prepayment is for advertisement contracts with period ranging from two to five years. The whole contracts amounts were prepaid. Long term maintenance prepayment is for a five-year landscaping maintenance contract and the whole contract was prepaid.

NOTE 5 - OTHER RECEIVABLES

As of December 31, 2010 and 2009, the Company’s other receivables consisted of the following:

	December 31,	December 31,
	2010	2009

Receivable for sale of fixed assets & land use right	$3,542,280	$-
Others	4,572	-
Total other receivables, net	$3,546,852	$-

The Company entered an agreement, dated in December 2010, to sell its land use right and plant with original values of $3,792,591 (RMB25,000,000) and $587,093 (RMB3,870,000) respectively. The selling prices of the land use right and plant was  $3,747,080 (RMB24,700,000) and $553,718 (RMB3,650,000), respectively, which resulted in a loss on the sale of $3,258 (RMB 22,222) and $ 33,375 (RMB 220,000) for the land use right and plant, respectively. As of December 31, 2010, the Company had received the proceeds of sale of land use right and plant of $204,800 and $553,718 respectively.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2010 and 2009, property, plant and equipment consisted of the following:

	December 31, 2010	December 31, 2009

Plant and building	$1,187,748	$1,096,639
Office furniture and equipment	29,553	24,789
Transportation equipment	265,208	155,763
Others	132,298
Total at cost	1,614,807	1,277,191
Less: Accumulated depreciation	(461,691)	(346,740)
Total property, plant and equipment, net	$1,153,116	$930,451

Depreciation expense for the years ended December 31, 2010 and 2009 was $102,935 and $57,000 respectively.

As of December 31, 2010 and 2009, the cost of fixed assets pledged for bank loan was $377,161 and $364,690 respectively.

NOTE 7 - INTANGIBLE ASSETS

The Company obtained the right from the relevant PRC land authority for 50 years to use the land on which the office premises and warehouse of the Company are situated. As of December 31, 2010 and 2009, intangible assets consisted of the following:
	December 31, 2010	December 31, 2009

Cost of land use right	250,311	242,055
Less: Accumulated amortization	(40,050)	(33,888)
Total intangible assets, net	$210,261	$208,167

 Amortization expense for the years ended December 31, 2010 and 2009 was $45,959 and $4,838, respectively.

As of December 31, 2010 and 2009, the land use rights were pledged for bank loan.

Amortization of intangible assets over the next five years and thereafter is as follows:

Year Ended December 31,
2011	$4,880
2012	4,880
2013	4,880
2014	4,880
2015	4,880
Thereafter	185,861
$210,261

NOTE 8 - SHORT TERM LOANS

Short-term loans are due to two financial institutions which are normally due within one year.  As of December 31, 2010 and 2009, the Company’s short term loans consisted of the following:

	December 31, 2010	December 31, 2009

Jimo Rural Cooperative Bank of Qingdao (JMRB), two 12-month bank loans both due in November 2010, bears annual interest at 7.965%, secured by third parties	-	293,400

JMRB, two 12-month bank loans both due in November 2011, bears annual interest at 8.896% average, secured by third parties	303,407

JMRB, two years bank loan due in December 2011, bears annual interest at 7.02%, secured by third party’s building	257,896	249,390

Bank of Qingdao Jimo Branch (BOQ), 12-month bank loan due in September 2011, bears annual interest at 6.372%, pledged by Company’s building and land use right	758,518	-

BOQ, 12-month bank loan matured in September 2010, bears annual interest at 6.372% average, pledged by Company’s building and land use right.	-	425,430

JMRB, 12-month bank loan due in December 2011, bears annual interest at 8.896%, secured by third party	455,111	-

Total	$1,774,932	$968,220
Less: Current portion	1,774,932	718,830
Long-term portion	-	249,390

The above indebtedness to JMRB at December 31, 2010 and December 31, 2009 has been guaranteed by two unrelated companies.

NOTE 9 - OTHER PAYABLES

As of December 31, 2010 and 2009, other payables of the Company are summarized as follows:

	December 31,	December 31,
	2010	2009

Store rent	$966,625	$-
Other	12,137
Total	978,762

In July 2, 2010 the company entered into agreement with Qingdao Jialejia Market Service Ltd. to rent a store for 10 years from August 1, 2010 to July 31, 2020. According to the lease agreement the Company was to  prepay the total amount of rent before commencing operations at the store location. Through  December 31, 2010 there is still an  unpaid amount of $966,625 due on the lease.

NOTE 10 - RELATED PARTY BALANCES AND TRANSCATIONS

 Related party transactions

During year 2009, the Company distributed $9,904,176 to its shareholders, Mr. Tao Wang and Mr. Renwei Ma, in which $9,786,816was distributed in cash, and the remaining $117,360 was the dividend payable to Mr. Renwei Ma at December 31, 2009.

The Company declared distribution and paid dividends to the shareholders in 2010 and 2009. The balance of dividend payable was Nil and $117,360 as of December 31, 2010 and 2009 respectively, which represented the dividend payable to Mr. Renwei Ma, a shareholder of Qingdao Shoes.

The Company leases one of its stores from Mr. Tao Wang under a four-year operating lease expiring August 2011.  For the years ended December 31, 2010 and 2009, related party rent expense of $25,732 and $17,593, respectively, was included in total rent expense of the year.

The Company leases one of its warehouse buildings to Weidong Liang, brother-in-law of Mr. Tao Wang, for three years starting May 2008. Per the agreement, the lessee shall pay equal amount of advertising expense on behalf of the lessor as the lease payment. For the years ended December 31, 2010 and 2009, the Company recorded other income of $88,731 and $87,966 respectively, from leasing the aforementioned building and advertising expense of the same amount respectively.

Mr. Tao Wang entered into a contract with the Company to assume fiscal responsibilities for all tax liabilities recorded and potential penalties relating to all tax liabilities before December 31, 2009. As of December 31, 2009, the assumed amount was $12,549,060, which mainly included VAT tax payable and income tax payable. However, these tax amounts transferred to Mr. Tao Wang were never paid to the government. As a result, the historical financial statements of the Company were restated to reflect the Company as the primary obligor of the tax liabilities. According to PRC tax law, late or deficient tax payment could subject to significant tax penalty.

A long-term loan for $249,390, was issued in December 2009 by JMRB, with a 2 year repayment period and annual interest rate of 7.02%.  The loan is guaranteed by the relative of Mr. Tao Wang, the CEO and major shareholder of the Company and is collateralized by the property of his relative.

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

NOTE 11 - OPERATING LEASES

The Company leases store spaces under noncancelable operating leases expiring at various dates through 2013. Rent expenses was $249,037 and $90,165 for the years ended December 31, 2010 and 2009, respectively.

Future minimum lease payments at December 31, 2010 are as follows:

Year:
2011	50,727
2012	8,797
2013	4,398
$63,922

NOTE 12 - INCOME TAX

The Company accounts for income taxes pursuant to the accounting standards that requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. Additionally, the accounting standards require the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets, including those related to the U.S. net operating loss carryforwards, are dependent upon future earnings, if any, of which the timing and amount are uncertain.

Accordingly, the net deferred tax asset related to the U.S. net operating loss carryforward has been fully offset by a valuation allowance. The Company is governed by the Income Tax Law of the People’s Republic of China and the United States. In 2010 and 2009, under the Income Tax Laws of PRC, Chinese companies are generally subject to an income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The Company’s PRC subsidiaries are subject to these statutory rates. The Company’s wholly-owned subsidiary, Glory Reach was incorporated in Hong Kong, and is subject to their income tax rules and regulations. Currently, the Company’s mamagement believes hat they have no Hong Long liability as their Hong Kong subsidiary has conducted no operations in Hong Kong.

The Company is incorporated in the United States and has incurred an aggregate net operating loss of approximately $2,365,000 for income tax purposes through December 31, 2010, subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. Such change in ownership might have occurred with the Company’s reverse merger on February 12, 2010. The net operating loss carries forward for United States income taxes, and may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized, through 2030. Management believes that the realization of the benefits from these losses appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate and as follows for the years ended December 31, 2010 and 2009:

	2010	2009
U.S. statutory rates	34.0%	34.0%
U.S. effective rate in excess of China tax rate	(12)%	(9.0)%
Permanent difference	10%	-
Total provision for income taxes	32.0%	25.0%

For the years ended December 31, 2010 and 2009, income tax expense related to our operations in the PRC amounted to $1,914,614 and $1,689,697, respectively.

The Company’s deferred tax assets (rounded to the nearest $00,000) as of December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
Deferred tax asset:
Net U.S. operating loss carryforward	$800,000	$800,000
Total gross deferred tax asset	800,000	800,000
Less: valuation allowance	(800,000)	(800,000)
Net deferred tax asset	$-	$-

The Company is governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments in 2010 and 2009 respectively.

	2010	2009

Income before income taxes	$5,925,361	$6,758,786

Income taxes	$1,914,614	$1,689,697

There is no significant temporary difference between book and tax income.

The Company has no United States income tax liabilities as of December 31, 2010 and 2009.

NOTE 13 - SHAREHOLDERS’ EQUITY

The 1-for-27 Reverse Stock Split:

The Company’s board of directors unanimously approved, subject to stockholder approval, the 1-for-27 Reverse Split of our issued and outstanding common stock. The reverse split reduced the number of issued and outstanding shares of the Company’s common stock outstanding prior to the split. The reverse split increases the total number of issued and outstanding shares of the Company’s common stock subsequent to the split by triggering the automatic conversion of the Company’s Series A Preferred Stock into 9,700,000 shares of common stock. The reverse split had become effective on June 10, 2010, the date when the Company filed with the Secretary of State of the State of Delaware following the expiration of the 20 day period mandated by Rule 14c of the Exchange Act. All equity transactions in the financial statements have been retroactively stated to reflect the reverse stock split.

Common Stock issuances:

Prior to the reverse acquisition on January 26, 2010, Datone formed a new wholly owned entity, DT Communications, Inc., incorporated under the laws of the State of Delaware, to which Datone spun off all of their assets and liabilities.

On February 10, 2010, Datone issued 116,177 common shares (3,136,768 common shares prior to the reverse stock split) to Calloway Properties to repay $43,500 of debt. Prior to this issuance Datone had 183,823 common shares (4,963,226 common shares prior to the reverse stock split). Prior to the reverse acquisition Datone had 300,000 (post reverse stock split) common shares issued.

On February 12, 2010, Datone entered into and closed on the Exchange Agreement with Glory Reach, its shareholders, Greenwich Holdings LLC, and Glory Reach’s wholly owned subsidiary Qingdao Shoes, a People’s Republic of China limited company.  Pursuant to the Exchange Agreement, Datone acquired all of the outstanding shares of Glory Reach from the Glory Reach Shareholders; and the Glory Reach Shareholders transferred and contributed all of their Interests to Datone. This exchange was effectively accounted for as a reverse merger. In the exchange, Datone issued to the Glory Reach Shareholders 10,000 shares of Series A Preferred stock. Each share of Series A Preferred is convertible into 970 shares of common stock, for a total of 9,700,000 shares of common stock. This Series A Preferred share issuance constituted 97% of Datone’s issued and outstanding capital stock on an as-converted to common stock basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement. Therefore, Glory Reach became a wholly-owned subsidiary of Datone. The Share Exchange resulted in a change in control of Datone, or the Company. Upon completion of the Exchange Agreement the 10,000 shares of Series A Preferred Stock automatically converted into 9,700,000 shares of common stock, which constituted 97% of the outstanding common stock of the Company subsequent to the reverse stock split.

During February 2010, upon the closing of the Exchange Agreement, one of the shareholders transferred 338 of the 874 shares of Series A Convertible Preferred Stock issued to him under the Exchange Agreement to certain service providers of the Company  The underlining common shares were valued at $1.35 (post-reverse split common stock price) per share resulting in stock compensation expense of $442,611 for the year ended December 31, 2010.

On December 1, 2010, the Company issued 13,500 and 200,000 shares to the Crone Law Group and Richard E Barsom in liu of compensation for legal and investor relation service they provided. On December 21, 2010, the Company issued 25,000 shares to Belmont Partners LLC for compensation to Joseph Meuse, the former CFO, 200,000 shares to Mr. Lanhai Sun and 100,000 shares to Mr. Qinglong Shi for the consulting service they provided, and 75,000 shares to Aegis Capital for the financial service they provided. These shares were issued at market and were valued at $2,901,725.

Distributions to shareholders:

During year 2010 and 2009, the Company distributed $381,391 and $9,904,176, respectively to its shareholders.

Common Stock Options:

In March 2010, the Company granted common stock purchase options to purchase 100,000 shares of our common stock at an exercise price of $4.00 per share to the Crone Law Group. for services provided related to the reverse merger. The options are exercisable for three years after the issue dates of the options. The fair value of options granted were estimated on the date of grant using the Blacks-Scholes valuation model and the following assumptions: a risk free interest rate of 1.38%, a weighted expected life of 3 years, a dividend rate of 0.0%, and a weighted expected volatility of 300.00%. The Company recorded $240,000 in compensation expenses, net of related tax effects, related to these option grant for the year ended December 31, 2010.

Stock option activity for the year ended December 31, 2010 is summarized as follows:

	Number of Shares	Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding at January 1, 2009	-	$-	-
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2009	-	$-	-
Granted	100,000	4.00	2.17
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2010	100,000	$4.00	2.17

The options as of December 31, 2010 had no intrinsic value as their exercise price was greater than the current market price.

Statutory Surplus Reserve:

The Company is required to make appropriations to statutory surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”). Appropriations to the statutory surplus reserve should be at least 10% of the after-tax net income determined in accordance with the PRC GAAP until the reserve equals 50% of the entities’ PRC registered capital of $320,480 (RMB 2,600,000) or members’ equity. We appropriated $160,240 to the statutory surplus reserve in the year of 2010. As of December 31, 2010, the Company’s statutory surplus reserve amounted to $160,240.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Guarantees

As of December 31, 2009, the Company provided corporate guarantees for bank loans borrowed by two unrelated companies incorporated in the PRC (“Company A and B”).  Associated with the corporate guarantee, Company A and B also provided cross guarantees for the JMRB bank loans of $293,400 borrowed by the Company (Note 8).  If Company A and B default on the repayment of their bank loans when they come due, the Company is required to repay the outstanding balance.  As of December 31, 2009, the guarantee provided for the bank loans borrowed by Company A and B were approximately RMB 2,000,000 ($293,400) and RMB 1,000,000 ($146,700), respectively. The company A & B repaid their loan during the year ended December 31, 2010.

The guarantee period was from July 2008 to December 2009. The Company’s management considered the risk of default by Company A and B is remote and therefore no liability for the guarantor’s obligation under the guarantee was recognized as of December 31, 2009. No fee was paid to Company A and B for their guarantee.

Tax liabilities

The Company did not pay much of its significant value added tax liabilities and income tax liabilities, which amounted to $ 12,549,060.

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

Mr. Tao Wang entered into an agreement  with the Company to assume fiscal responsibilities for all tax liabilities recorded and potential penalties relating to all the tax liabilities before December 31, 2009. As of December 31, 2009, the assumed amount was $12,549,060, which mainly included VAT tax payable and income tax payable. However, these tax amounts transferred to Mr. Tao Wang were never paid to the government. As a result, the historical financial statements of the Company were restated to reflect the Company as the primary obligor of the tax liabilities. According to PRC tax law, late or deficient tax payment could subject the Company to significant tax penalty.

NOTE 15 - OPERATING RISKS

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

(c)  Interest risk

The Company is exposed to interest rate risk arising from short-term variable rate borrowings from time to time. The Company’s future interest expense will fluctuate in line with any change in borrowing rates.  The Company does not have any derivative financial instruments as of December 31, 2010 and 2009 and believes its exposure to interest rate risk is not material.

NOTE 16 – SUBSEQUENT EVENTS

Issuance of Common Shares

In April 2011, the Board of Directors of the Company deems it advisable, and in the best interests of the Company, to issue the Crone Law Group or its designee 50,000 shares of Common Stock of the Company for prior legal services. The shares shall be validly issued, fully paid and nonassessable, and not subject to any preemptive or similar rights, free from all taxes, liens, charges and security interests with respect of the issuance thereof.

On April 15, 2011, the Company issued 260,000 shares to Flash Funding INC for their consulting services provided, 600,000 shares to Mr. Tao Wang for the services provided in 2010 and 500,000 shares to Mr. Chongliang Liu for his commission during 2010.

On April 7, 2011, the Company announced that the Board of Directors has approved a quarterly dividend, whereby common stock shareholders shall receive restricted common shares equal to one and one half (1.5%) percent of each common stock shareholding as of the record date. The first quarterly dividend shall be payable to all common stock shareholders of record on May 16, 2011, with a payable date of May 23, 2011. The shares will be restricted for a period of six months. Additionally, the Company announced that the Board approved the continuance of the dividend for each of the remaining quarters in 2011. Dates for the remaining dividends will be released as available.