Form 10-Q
period 2011-03-31
Qingdao Footwear, Inc.
filed 2011-05-23
CIK 1377256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of May 16, 2011, there were 12,023,679 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

QINGDAO FOOTWEAR, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

March 31, 2011	December 31, 2010
	(Unaudited)	
ASSETS		
Current assets:		
Cash	$ 415,244	$ 49,325
Accounts receivable	268,649	49,390
Advance to suppliers	-	70,074
Inventories	845,849	630,701
Other receivables	3,264,072	3,546,852
Prepaid expenses	591,289	604,577
Total current assets	5,385,103	4,950,919
Long term prepaid expenses	3,897,734	3,873,077
Property, plant and equipment, net	1,146,511	1,153,116
Intangible assets	210,340	210,261
Total Assets	**$ 10,639,688**	**$ 10,187,373**
LIABILITIES AND SHAREHOLDERS' DEFICIENCY		
Current liabilities:		
Short-term loans	$ 1,786,232	$ 1,774,932
Accounts payable	47,796	51,242
Other payables	362,101	978,762
Taxes payable	13,622,385	13,976,944
Salary payable	29,236	32,996
Total current liabilities	15,847,750	16,814,876
Total Liabilities	15,847,750	16,814,876
Shareholders' Deficiency:		
Series A preferred stock, .0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, .0001 par value, 100,000,000 shares authorized, 10,613,679 and 10,613,679 shares issued and outstanding, respectively as of March 31, 2011 and December 31, 2010	1,061	1,061
Additional paid-in capital	2,383,755	2,383,755
Statutory surplus reserve	160,240	160,240
Accumulated other comprehensive income	34,561	72,040
Accumulated deficit	(7,787,679)	(9,244,599)
Total Shareholders' Deficiency	(5,208,062)	(6,627,503)
Total Liabilities and Shareholders' Deficiency	**$ 10,639,688**	**$ 10,187,373**

The accompanying notes are an integral part of these consolidated financial statements.

QINGDAO FOOTWEAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

UNAUDITED

The accompanying notes are an integral part of these consolidated financial statements.

QINGDAO FOOTWEAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

UNAUDITED

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

On February 12, 2010, the Datone completed a reverse acquisition transaction through a share exchange (the “Share Exchange”) with Glory Reach International Limited (“Glory Reach”), a Hong Kong limited company, the shareholders of Glory Reach (the “Shareholders”), Greenwich Holdings LLC and Qingdao Hongguan Shoes Co., Ltd. (“Qingdao Shoes”) a People’s Republic of China (the “PRC”) company, whereby Datone acquired 100% of the issued and outstanding capital stock of Glory Reach in exchange for 10,000 shares of Datone Series A Convertible Preferred Stock which constituted 97% of our issued and outstanding capital stock on an as-converted to common stock basis as of and immediately after the consummation of the reverse acquisition. The Series A Convertible Preferred is convertible at 1 shares of preferred for 970 shares of Datone common stock. Following the effectiveness of the Reverse Stock Split (Note 13) and conversion of Series A Preferred Stock into common stock (Note 13), there will be approximately 10,000,000 shares of Datone common stock issued and outstanding and no shares of preferred stock issued and outstanding. As a result of the reverse acquisition, Glory Reach became Datone wholly-owned subsidiary and the former shareholders of Glory Reach became Datone controlling stockholders. The share exchange transaction with Glory Reach was treated as a reverse acquisition, with Glory Reach as the acquirer and Datone as the acquired party for accounting and financial reporting purposes. After the reverse merger, Datone changed its name to Qingdao Footwear, Inc.

Datone spun off all its assets and liabilities to its prior owners before the reverse merger.  For Glory Reach, the reverse merger is accounted for as a reverse merger with a shell company and as a recapitalization. Hereafter, Datone, Glory Reach, Qingdao Shoes is referred to as the “Company”, unless specific reference is made to a subsidiary.

Glory Reach was established in Hong Kong on November 18, 2009 to serve as an intermediate holding company.  Mr. Tao Wang, the controlling interest holder of Qingdao Shoes also controls Glory Reach.  On February 8, 2010, the Glory Reach acquired 100% of the equity interests in Qingdao Shoes.

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

The accrual of the tax payable liabilities is reflected as a reduction of retained earnings as of March 31, 2011 and December 31, 2010.

Basis of Presentation

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented.

The consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2010.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade receivables.  As of March 31, 2011 and December 31, 2010, substantially all of the Company’s cash were held by major financial institutions located in the PRC, which management believes are of high credit quality.  With respect to trade receivables, the Company generally does not require collateral for trade receivables and has not experienced any credit losses in collecting the trade receivables.

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

The financial statements of the Company are translated into United States dollars in accordance with the provisions of ASC 830 “Foreign Currency Matters”, using the year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. At March 31, 2011 and December 31, 2010, the cumulative translation adjustment of $34,561 and $72,040 were classified as an item of accumulated other comprehensive income in the shareholders’ equity section of the balance sheet respectively. For the three months ended March 31, 2011 and 2010, other comprehensive income (loss) were ($37,479) and $341, respectively.

There were no gains or losses from foreign currency transactions during the three months ended March 31, 2011 and 2010.

The exchange rate used is as follows:

	March 31,
	2011	2010
RMB: US$ exchange rate	6.5501	6.8161

	Three Months Ended
	March 31,
	2011	2010
Average RMB: US$ exchange rate	6.5713	6.8193

Accounts Receivable

Accounts receivable consists of unpaid balances due from the whole-sale customers. Such balances generally are cleared in the subsequent month when the whole-sale customers place another order. The Company uses the aging method to estimate valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debts percentages determined by management based on historical experience as well as current economic climate are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The valuation allowance balance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that the amount provided as the allowance was incorrect, an adjustment which classified as a change in estimate is made. The Company did not experience any bad debt historically and as of March 31, 2011 and December 31, 2010, there was no allowance for doubtful accounts recorded based on the aging method.

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

In addition, the Company estimates net realizable value based on intended use, current market value and inventory aging analysis. The Company writes down inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and their estimated market value based upon assumptions about future demand and market conditions. There is no reserve on inventory as of March 31, 2011 and December 31, 2010.

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

Impairment of Long-Lived Assets

The Company accounts for impairment of property and equipment and amortizable intangible assets in accordance with ASC 360, “Accounting for Impairment of Long-Lived Assets to be Disposed Of”, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable.  An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. There was no impairment of long-lived assets for the three months ended March 31, 2011 and year ended December 31, 2010.

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

Advertising Expenses

The Company expenses cost of advertising, including the cost of TV commercials, outdoor bulletin boards, promotional materials, and in-store displays as advertising expense, when incurred. Advertising expenses included in selling, general and administrative expenses were $160,327 and $5,409 for the three months ended March 31, 2011 and 2010, respectively.

Shipping and Handling

Shipping and handling costs related to cost of goods sold are included in selling, general and administrative expense.

Shipping and handling costs were the packing and transportation expenses for the goods sold. For the three months ended March 31, 2011 and 2010, shipping and handling costs were nil and nil respectively.

Store Opening Costs

Non-capital expenditures associated with opening new stores are expenses as incurred.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 “Income Taxes”. ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. There was no deferred tax asset or liability for the three months ended March 31, 2011 and 2010.

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

VAT on sales and VAT on purchases amounted to $932,496 and $555,003, respectively, for the three month ended March 31, 2011. VAT on sales and VAT on purchases amounted to $810,528 and $25,356, respectively, for the three month ended March 31, 2010. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

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

•

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value.

It is management’s opinion that as of March 31, 2011 and December 31, 2010, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheets. This is attributed to the short maturities of the instruments (less than two years) and that interest rates on the borrowing approximately those that would have been available for loans of similar remaining maturity and risk profile at respective balance sheet dates. The carrying amounts of the loans approximately their fair values because the applicable interest rates approximate current market rates.

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

Earnings per Share

Basic earnings per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  As the exercise price of the option granted to Crone Law Group (Note 13) is higher than the current share price of common stock, the option did not affect the weighted average number of shares of common stock as of March 31, 2011. At March 31, 2011 and December 31, 2010, respectively, the Company had no common stock equivalents that could potentially dilute future earnings per share.

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

 NOTE 3 - INVENTORY

As of March 31, 2011 and December 31, 2010, inventory consisted of the following:

	March 31, 2011	December 31, 2010

Finished goods	$816,471	$545,051
Raw materials	29,378	85,650
Total inventories	$845,849	$630,701

NOTE 4 - PREPAID EXPENSES

As of March 31, 2011 and December 31, 2010, the prepaid expenses consisted of the following:

	March 31, 2011	December 31, 2010

Prepaid rent	$3,143,560	$3,073,106
Prepaid adverting fee	974,413	1,068,516
Prepaid maintenance fee	305,339	322,370
Prepaid miscellaneous fee	65,711	13,662
Total	4,489,023	4,477,654
Minus: current portion	591,289	604,577
Long-term portion	$3,897,734	$3,873,077

Long term prepaid rent is for three retail store leases arranging from 3, 10, and 15 years. Long term advertising prepayment is for advertisement contracts with period ranging from two to five years. The whole contracts amounts were prepaid. Long term maintenance prepayment is for a five-year landscaping maintenance contract and the whole contract was prepaid.

NOTE 5 - OTHER RECEIVABLES

As of March 31, 2011 and December 31, 2010, the Company’s other receivables consisted of the following:

	March 31,	December 31,
	2011	2010

Receivable for sale of fixed assets & land use right	$3,259,492	$3,542,280
Others	4,580	4,572
Total other receivables, net	$3,264,072	$3,546,852

The Company entered an agreement, dated in December 2010, to sell its land use right and plant with original values of $3,792,591 (RMB 25,000,000) and $587,093 (RMB 3,870,000) respectively. The selling prices of the land use right and plant were $3,747,080 (RMB 24,700,000) and $553,718 (RMB 3,650,000) respectively, which resulted in a loss on the sale of $3,258 (RMB 22,222) and $33,375 (RMB 220,000) for the land use right and plant, respectively. As of March 31, 2011, the Company had received the proceeds of sale of land use right and plant of $509,154 and $553,718 respectively.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2011 and December 31, 2010, property, plant and equipment consisted of the following:

	March 31, 2011	December 31, 2010

Plant and building	$1,195,308	$1,187,748
Office furniture and equipment	29,740	29,553
Transportation equipment	293,541	265,208
Others	133,143	132,298
Total at cost	1,651,732	1,614,807
Less: Accumulated depreciation	(505,221)	(461,691)
Total property, plant and equipment, net	$1,146,511	$1,153,116

Depreciation for the three months ended March 31, 2011 and 2010 was $40,460 and $16,794 respectively.

As of March 31, 2011 and December 31, 2010, the cost of fixed assets pledged for bank loan was $379,562 and $377,161 respectively.

NOTE 7 - INTANGIBLE ASSETS

The Company obtained the right from the relevant PRC land authority for 50 years to use the land on which the office premises and warehouse of the Company are situated. As of March 31, 2011 and December 31, 2010, intangible assets consisted of the following:

	March 31, 2011	December 31, 2010

Cost of land use right	$251,905	$250,311
Less: Accumulated amortization	(41,565)	(40,050)
Total intangible assets, net	$210,340	$210,261

 Amortization expense for the three months ended March 31, 2011 and 2010 was $1,255 and $1,210, respectively.

As of March 31, 2011 and December 31, 2010, the land use rights were pledged for bank loan.

Amortization of intangible assets over the next five years and thereafter is as follows:

Year Ended December 31,
2011Apr.-Dec.	$3,765
2012	5,020
2013	5,020
2014	5,020
2015	5,020
Thereafter	186,495
$210,340

NOTE 8 - SHORT TERM LOANS

Short-term loans are due to two financial institutions which are normally due within one year.  As of March 31, 2011 and December 31, 2010, the Company’s short term loans consisted of the following:

	March 31, 2011	December 31, 2010

Jimo Rural Cooperative Bank of Qingdao (JMRB), two 12-month bank loans both due in November 2011, bears annual interest at 8.896% average, secured by third parties	$305,339	$303,407

JMRB, two years bank loan due in December 2011, bears annual interest at 7.02%, secured by third party’s building	259,538	257,896

Bank of Qingdao Jimo Branch (BOQ), 12-month bank loan due in September 2011, bears annual interest at 6.372%, pledged by Company’s building and land use right	763,347	758,518

JMRB, 12-month bank loan due in December 2011, bears annual interest at 8.896%, secured by third party	458,008	455,111

Total	$1,786,232	$1,774,932

The above indebtedness to JMRB at March 31, 2011 and December 31, 2010 has been guaranteed by two unrelated companies.

NOTE 9 - OTHER PAYABLES

As of March 31, 2011 and December 31, 2010, other payables of the Company are summarized as follows:

	March 31,	December 31,
	2011	2010

Store rent	$362,101	$966,625
Other	-	12,137
Total	$362,101	$978,762

In July 2, 2010 the Company entered into agreement with Qingdao Jialejia Market Service Ltd. to rent a store for 10 years from August 1, 2010 to July 31, 2020. According to the lease agreement the Company was to prepay the total amount of rent before commencing operations at the store location. As of March 31, 2011 and December 31, 2010 the unpaid amount store rent due on the lease was $362,101 and $966,625 respectively.

NOTE 10 - RELATED PARTY BALANCES AND TRANSCATIONS

Related party transactions

The Company leases one of its stores from Mr. Tao Wang under a four-year operating lease expiring August 2011.  For the three months ended March 31, 2011 and 2010, related party rent expense of $8,674 and $4,400, respectively, was included in total rent expense of the year.

The Company leases one of its warehouse buildings to Weidong Liang, brother-in-law of Mr. Tao Wang, for three years starting May 2008. Per the agreement, the lessee shall pay equal amount of advertising expense on behalf of the lessor as the lease payment. For the three months ended March 31, 2011 and 2010, the Company recorded other income of $22,827 and $21,998 respectively, from leasing the aforementioned building and advertising expense of the same amount respectively.

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

A long-term loan for $259,538, was issued in December 2009 by JMRB, with a 2 year repayment period and annual interest rate of 7.02%.  The loan is guaranteed by the relative of Mr. Tao Wang, the CEO and major shareholder of the Company and is collateralized by the property of his relative.

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

NOTE 11 - OPERATING LEASES

The Company leases store spaces under non-cancelable operating leases expiring at various dates through 2013.  Rent expenses were $83,583 and $25,919, for the three months ended March 31, 2011 and 2010, respectively.

Future minimum lease payments at March 31, 2011 are as follows:

Year:
2011	$182,173
2012	99,540
2013	68,192
$349,905

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

Accordingly, the net deferred tax asset related to the U.S. net operating loss carryforward has been fully offset by a valuation allowance. The Company is governed by the Income Tax Law of the People’s Republic of China and the United States. In 2010 and

2009, under the Income Tax Laws of PRC, Chinese companies are generally subject to an income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The Company’s PRC subsidiaries are subject to these statutory rates. The Company’s wholly-owned subsidiary, Glory Reach was incorporated in Hong Kong, and is subject to their income tax rules and regulations. Currently, the Company’s mamagement believes that they have no Hong Long liability as their Hong Kong subsidiary has conducted no operations in Hong Kong.

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

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate and as follows for the three months ended March 31, 2011 and 2010:

	2011	2010
U.S. statutory rates	34.0%	34.0%
U.S. effective rate in excess of China tax rate	(9.0) %	(9.0) %
Permanent difference	-	8%
Total provision for income taxes	25.0%	33.0%

For the three months ended March 31, 2011 and 2010, income tax expense related to our operations in the PRC and amounted to $477,018 and $457,531, respectively.

The Company’s deferred tax assets (rounded to the nearest $00,000) as of December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
Deferred tax asset:
Net U.S. operating loss carryforward	$800,000	$800,000

Less: valuation allowance	(800,000)	(800,000)
Net deferred tax asset	$-	$-

The Company is governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments in the three months ended March 31, 2011 and 2010 respectively.

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

Income before income taxes	$1,933,938	$1,387,512

Income taxes	$477,018	$457,531

There is no significant temporary difference between book and tax income.

The Company has no United States income tax liabilities as of March 31, 2011 and December 31, 2010.

NOTE 13 - SHAREHOLDERS’ EQUITY

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

Shares of Series A Preferred Stock had automatically convert into shares of common stock on the basis of one share of Series A Preferred Stock for 970 shares of common stock immediately.  Upon the reverse merger the 10,000 outstanding shares of Series A Preferred Stock had automatically convert into 9,700,000 shares of common stock, which constitutes 97% of the outstanding common stock of the Company subsequent to the reverse stock split.

Holders of Series A Preferred Stock vote with the holders of common stock on all matters on an as-converted to common stock basis, based on an assumed post 1-for-27 reverse split (to retroactively take into account the reverse stock split) on June 9, 2010.

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

Common Stock Options

In March 2010, the Company granted common stock purchase options to purchase 100,000 shares of our common stock at an exercise price of $4.00 per share to the Crone Law Group. for services provided related to the reverse merger. The options are exercisable for three years after the issue dates of the options.

Stock option activity for the three months ended March 31, 2011 is summarized as follows:

	Number of Shares	Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding at December 31, 2010	100,000	$4.00	2.17
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2011	100,000	$4.00	1.93

The options as of March 31, 2011, had no intrinsic value as their exercise price was greater than the current market price.

Issuance of Common Shares

On December 1, 2010, the Company issued 13,500 and 200,000 shares to the Crone Law Group and Richard E Barsom in liu of compensation for the legal and investor relation service they provided. On December 21, 2010, the Company issued 25,000 shares to Belmont Partners LLC for the compensation to Joseph Meuse, the former CFO, 300,000 shares to Mr. Lanhai Sun for the consulting service he provided, 75,000 shares to Aegis Capital for the financial service they provided.

Statutory Surplus Reserve

The Company is required to make appropriations to statutory surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriations to the statutory surplus reserve should be 10% of the after-tax net income determined in accordance with the PRC GAAP until the reserve equals 50% of the entities’ registered capital or members’ equity. We appropriated $160,240 to the statutory surplus reserve in the year of 2010. As of March 31, 2011, the Company’s statutory surplus reserve amounted to $160,240.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Tax liabilities

The Company did not pay much of its significant value added tax liabilities and income tax liabilities, which amounted to $12,549,060.

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

(c)  Interest risk

The Company is exposed to interest rate risk arising from short-term variable rate borrowings from time to time. The Company’s future interest expense will fluctuate in line with any change in borrowing rates.  The Company does not have any derivative financial instruments as of March 31, 2011 and December 31, 2010 and believes its exposure to interest rate risk is not material.

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

On April 15, 2011, the Company issued 260,000 shares to Lanhai Sun for his consulting services to be provided from April 1, 2011 to June 30, 2011, 600,000 shares to Mr. Tao Wang for the services to be provided from April 1, 2011 to June 30, 2011 and 500,000 shares to Mr. Chongliang Liu for his commission during April 1, 2011 to June 30, 2011.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report on Form 10-Q for the quarter ended March 31, 2011, involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

Principal Factors Affecting Our Financial and Operational Results

Our financial results of operations have been and will continue to be affected by a number of factors, including but not limited to the following factors:

Growth in the broader PRC economy

Our financial condition and results of operations have been driven by macro-economic conditions, increased disposable income and consumer spending in the PRC.  Since our formation, we have derived 100% of our income from operations in China.  Along with growth in the economy as a whole, Chinese domestic consumption has increased in line with rapid urbanization and increases in disposable income over the past 15 years.  Per capita urban disposable income has increased by an annualized rate of 12.9% over the 5 years ending in 2008, and is anticipated to top $2,000 in 2012.  The urban population as a percentage of the total population increased from 40.6% in 2003 to 46.6% at the end of 2009, and this trend is expected to continue into the future (National Bureau of Statistics of China, www.stats.gov.cn).  The United Nations estimates that China’s population is likely to be evenly split between rural and urban areas by 2015 (“Urbanization in the People’s Republic of China,” www.wikipedia.org).  We expect that financial performance will continue to be driven by the positive trends in retail consumption, urbanization and increased consumer spending in the future.

Increased consumer demand for leather footwear products in the PRC

Consumer demand for leather footwear products in the PRC is a key driver of our continued growth.  The success of our enterprise depends in large part on the growth in the PRC consumer market, particularly consumer demand for high quality, affordable leather shoes.  As average living standards in the PRC continue to improve and a larger percentage of employment opportunities become available in an urban office or service economy setting, we expect consumer demand in the PRC to shift increasingly towards footwear appropriate to such settings, such as fine leather footwear. While Chinese per capita footwear consumption is lower than a number of other countries, China surpassed the United States in 2008 as the country that purchases the most pairs of footwear in the aggregate. Because the average Chinese consumer purchases an average of two pairs of shoes annually, far fewer than consumption levels in Korea, Japan or the West, China’s shoe consumption rate is expected to approach levels of other nations with similar cultural consumption characteristics if China’s consumer wealth continues to grow (“Footwear in China,” www.datamonitor.com).  For this reason, we expect the market to continue to grow for the immediate future.

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

Effective cost management and quality control in our supply chain

Our footwear is designed in house, but production of our footwear is entirely outsourced.  To meet production requirements and to remain profitable, we must be able to count on our suppliers for quality product at reasonable prices delivered in a timely manner at commercially reasonable prices.  Therefore, it is vital to our success that we are able to maintain control of our supply chain.  We believe that we will be able to offset a portion of any such increased costs through improvement of production efficiency and use of economies of scale.  Historically, we have been successful in containing cost of goods sold as a percentage of total cost of sales.  For 2008 and 2009, our cost of goods sold accounted for 59% and 57% of total sales, respectively.  We seek to capitalize on overcapacity in the footwear manufacturing industry in the PRC and leverage our purchasing power to continue to obtain favorable prices from our major suppliers.  Should costs increase in the markets from which we currently source products, we are confident that we will be able to find alternative footwear providers throughout Southeast Asia.  We actively work with our suppliers to maintain quality and reserve the right to return goods that do not meet our standards.

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

Results of Operations

Three Months Ended March 31, 2011 Compared to March 31, 2010

The following table sets forth key components of our results of operations during the three months ended March 31, 2011 and 2010, both in dollars and as a percentage of our net sales.

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
		% of Net		% of Net
	Amount	Sales	Amount	Sales
Net Sales	$5,448,264	100%	$4,765,812	100%
Cost of sales	3,036,705	56%	2,656,755	56%
Gross profit	2,411,559	44%	2,109,057	44%
Operating Expenses	480,759	9%	720,726	15%
Operating Income	1,930,800	35%	1,388,331	29%
Other income /(interest expense)	3,137	0%	(819)	0%
Income Before Income Taxes	1,933,938	35%	1,387,512	29%
Income taxes	477,018	9%	457,531	10%
Net income	$1,456,920	26%	$929,981	19%

Net Sales

Our net sales increased to $5,448,264 in the three months ended March 31, 2011 from $4,765,812 in the same period of 2010, representing 14% revenue growth.  As retail sales trends and broader economic growth in the PRC have been positive despite a global economic downturn, during the three months ended March 31, 2011, we increased prices by 3% in order to achieve higher gross profit, which resulted in an increase in sales volume of 11% as compared to the same period of 2010.

Net sales from our wholesale operations increased $209,993, or 5.4%, to $4,134,128 for the three months ended March 31, 2011, from $3,924,135 for the three months ended March 31, 2010.  The average selling price per pair within our wholesale operations decreased to $18.35 per pair for the three months ended March 31, 2011 from $18.36 per pair in the same period last year, a decrease of 0.1%, primarily due to acceptance of new designs and higher pricing of the products we promoted.  However, it resulted in a sales volume increase of 5.4% to 225 thousand pairs of shoes during the three months ended March 31, 2011.

Net sales from our retail operations increased $472,699 to $1,314,136 for the three months ended March 31, 2011, a 56.2% increase over sales of $841,437 for the three months ended March 31, 2010.  The average selling price per pair within our retail operations increased 4.9% to $28.37 per pair for the three months ended March 31, 2011, compared to $27.05 for the same period in 2010.  Apart from the increase of our selling price, our sales volume also contributed a 48.9% increase as compared to the same period of 2010, which was mainly the result of an increase in the number of our sales outlets from 8 as of March 31, 2010, to 13 as of March 31, 2011, respectively.  The increase in our unit selling price was mainly the result of our sales strategy to promote more high-unit price products to the market to achieve higher gross profit.  The total size of our stores was 1,250 and 1030 square meters as of March 31, 2011 and 2010, respectively. The average size per store was 96 and 129 square meters as of March 31, 2011 and 2010, respectively.  The average size of our newly opened stores is 75 square meters which is lower than our older stores due to limited available locations.  Our sales volume per square meter per month was 12 and 10 pairs for the three months ended March 31, 2011 and 2010, respectively.  Our sales volume per outlet per month was 1,188 and 1,152 pairs for the three months ended March 31, 2011 and 2010, respectively.

Cost of Sales

For the three months ended March 31, 2011, cost of sales amounted to $3,036,705 or approximately 56% of net revenues as compared to cost of sales of $2,656,755 or approximately 56% of net revenues for the same period of 2010.  The increase of cost of sales of 14% over the same period of 2010 was mainly caused by an increase in sales of 14%.  The higher increase ratio in sales was mainly the result of a change in our sales mixture resulting in our retail sales increase to 24% of total sales as of March 31, 2011, from 18% comparable period of 2010.  Retail sales contribute approximately same margin as wholesale operations.

Gross Profit and Gross Margin

Gross profit for the three months ended March 31, 2011, increased $302,502 to $2,411,559, from $2,109,057 for the same period in 2010.  Gross profit as a percentage of net sales, or gross margin, is equal to that of the same period in 2010.

Gross profit for wholesale operations increased $54,831, or 3.4%, to $1,660,042 for the three months ended March 31, 2011, from $1,605,211 for the same period in 2010. Wholesale contribute appropriately same margins of 40.9% for the three months ended March 31, 2011 and 2010.

Gross profit for retail operations increased $247,671, or 49.2%, to $751,517, for the year ended December 31, 2010 from $503,846 for the same period in 2010.  Retail margins decreased to 57.2% for the three months ended March 31, 2011, from 59.9% for the same period in 2010.  The increase of gross profit was mainly caused by increased unit selling prices and sales volume in retail operations as explained above.

Operating Expenses

Our selling, general and administrative expenses decreased to $480,758 in the three months ended March 31, 2011, from $720,726 in the same period in 2010.  This was mainly due to a payment of shares to service providers for services provided in connection with our reverse merger in 2010.

Other Income & Interest Expense

Other income and interest expense increased to $3,137 in the three months ended March 31, 2011, from ($819) in the same period in 2010.  This is mainly due to the increase of bank loans this year.  Other income and interest expense is a negligible percentage of our revenue.

Income before Income Taxes

Our income before income taxes increased to $1,933,938 in the three months ended March 31, 2011, from $1,387,512 in the same period in 2010.  The increase was mainly due to an increase in gross profit offset by increased operating expenses.

Income Taxes

Income tax increased to $477,018 in the three months ended March 31, 2011, from $457,531 in the same period in 2010.  The increase was due to an increase in taxable income, as our tax rate remained constant.

Net Income

In the three months ended March 31, 2011, we generated net income of $1,456,920, an increase from $929,981 in the same period in 2010.  This increase was primarily due to increased profit before tax as explained above.

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of $415,244, primarily consisting of cash on hand and demand deposits.  This compares with December 31, 2010, when we had cash and cash equivalents of $49,325, primarily consisting of cash on hand and demand deposits.  The table below provides detailed information about our net cash flow for all financial statement periods presented in this report.  To date, we have financed our operations primarily through cash flows from operations and equity contributions by our shareholders.  We do not expect our daily operations to be constrained by cash flow as we are currently able to fund our operations through our existing cash flow from operations.  However, our future expansion plans (which include increasing the number of sales points, advertising actively, and increasing inventory) rely entirely on the completion of an offering of our common stock.  If an offering is not completed then we will need to rely on organic growth or commercial loans to facilitate our expansion plans and we cannot guarantee that we will be successful at obtaining loans or growing organically at a rate sufficient to support our expansion plans.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flows

(all amounts in U.S. dollars)

	Three Months Ended
	March 31,
	2011	2010
Net cash provided by operating activities	$427,287	$916,821
Net cash used in investing activities	(26,645)	(557,460)
Net cash provided by (used in) financing activities	-	(42,616)
Effects of Exchange Rate Change in Cash	(34,723)	343
Net Increase in Cash and Cash Equivalents	365,919	317,088
Cash and Cash Equivalent at Beginning of the Period	49,325	61,131
Cash and Cash Equivalent at End of the Period	415,244	378,219

Operating activities

Net cash provided by operating activities was $427,287 for the three months ended March 31, 2011, compared to $916,821 for the same period in 2010.

The cash provided by operating activities for the three year ended March 31, 2011 was mainly derived from our net profit of $1,456,920, offset by an increase of prepayments of $271,411.  Increase of prepayment mainly represents payment during the period for advertising and long term leasing for our newly established outlets.  These prepaid amounts are related to rent for operating stores, advertisement board and pole and landscaping maintenance contracts.  These prepaid amounts are amortized based on the lease terms (for the prepaid rent), contracted terms for advertisement board and pole and contract terms for landscaping maintenance contract.  The amortization expense for the three months ended March 31, 2011, is $216,890.  We may choose to lease or buy outlets in future.  We may also continue to do advertising to promote our sales and increase our brand acceptance.

The cash provided by operating activities for the three months ended March 31, 2010, was the result of net profit of $929,981, and increase in tax payable of $1,324,682.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2011, was $26,645, as compared to $557,460 net cash used in investing activities during the same period of 2010.  The cash used in investing activities during the three months ended March 31, 2011, represents payment of $26,645 to acquire property and equipment. The cash used in investing activities during the three months ended March 31, 2010, represents the loan made to other of $440,100 and advance to related party of $117,360.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2011 was $0, as compared to $42,616, used in the same period of 2010.  The cash used in financing activities during the three months ended March 31, 2010, represents distribution to owner of $482,716 and proceeds from loans of $440,100.

Bank loans

Our bank loans include short-term loans and long-term loans. In our industry, it is customary to obtain such loans to meet cash flow and inventory needs.

Short term loans of $1,786,232 as of March 31, 2011, were issued by Bank of Qingdao and JiMo Rural Bank, with annual interest rates ranging from 6.372% to 8.896%, and with terms of 12 months and 24 months which will mature in September, November and December 2011, respectively.  All bank loans were secured either by the property of the Company or third parties.

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

Impairment of Long-Lived Assets

The Company accounts for impairment of property and equipment and amortizable intangible assets in accordance with ASC 360, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires the Company to evaluate a long-lived asset for recoverability when there is an event or circumstance that indicates the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when the carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. There was no impairment of long-lived assets for the three months ended March 31, 2011 and 2010.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on this evaluation, the CEO and CFO concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s Assessment of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a−15(f) and 15d−15(f) under the Exchange Act.  Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that internal controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2011.  In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The objective of this assessment is to determine whether our internal control over financial reporting was effective as of March 31, 2011.  Based on our assessment utilizing the criteria issued by COSO, management has concluded that our internal control over financial reporting was not effective as of March 31, 2011.  Management’s assessment identified the following material weaknesses:

•

As of March 31, 2011, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the U.S. and the financial reporting requirements of the SEC.

•

As of March 31, 2011, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•

As of March 31, 2011, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.  We continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.  We plan to further address these issues once we commence operations and are able to hire additional personnel in financial reporting.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.  Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on May 5, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the period ended March 31, 2011, that were not otherwise required to be disclosed in a current report on Form 8-K..

Item 3.  Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of the Principal Executive Officer of the Company*

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of the Principal Accounting Officer of the Company*

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of the Principal Executive Officer of the Company*

32.2	Certification Pursuant to 18 U.S.C. Section 1350 of the Principal Accounting Officer of the Company*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QINGDAO FOOTWEAR, INC.

Dated: May 20, 2011	/s/ Tao Wang
Tao Wang
Chief Executive Officer (Principal Executive Officer)

Dated: May 20, 2011	/s/ Pin Huang
Pin Huang
Chief Financial Officer (Principal Accounting Officer)