Form 10-Q
period 2011-06-30
Qingdao Footwear, Inc.
filed 2011-08-16
CIK 1377256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

or

* TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

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

Yes ☒ No*

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

Yes * No *

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	*	Accelerated filer	*

Non-accelerated filer	*	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes *  No☒

As of August 15, 2011, there were 12,123,679 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

QINGDAO FOOTWEAR, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash	$827,869	$49,325
Accounts receivable	532,715	49,390
Advance to suppliers	-	70,074
Inventories	487,988	630,701
Other receivables	3,264,134	3,546,852
Prepaid expenses	386,895	604,577

Total current assets	5,499,601	4,950,919

Long term prepaid expenses	3,963,221	3,873,077
Property, plant and equipment, net	1,667,015	1,153,116
Land use right, net	211,898	210,261
Deferred tax assets	401,167	-

Total Assets	$11,742,902	$10,187,373

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Short-term loans	$1,810,305	$1,774,932
Accounts payable	14,783	51,242
Other payables	212,255	978,762
Taxes payable	14,106,008	13,976,944
Salary payable	31,456	32,996

Total current liabilities	16,174,807	16,814,876

Shareholders' Deficiency:
Series A preferred stock, .0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, .0001 par value, 100,000,000 shares authorized, 12,023,679 and 10,613,679 shares issued and outstanding, respectively as of June 30, 2011 and December 31, 2010	1,202	1,061
Additional paid-in capital	2,975,814	2,383,755
Statutory surplus reserve	160,240	160,240
Accumulated other comprehensive income/ (loss)	(83,272)	72,040
Accumulated deficit	(7,485,889)	(9,244,599)

Total Shareholders' Deficiency	(4,431,905)	(6,627,503)
Total Liabilities and Shareholders' Deficiency	$11,742,902	$10,187,373

The accompanying notes are an integral part of these consolidated financial statements.

QINGDAO FOOTWEAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Net revenue	$8,300,187	$6,483,625	$13,748,451	$11,249,437
Cost of sales	4,695,323	3,422,563	7,732,028	6,079,318

Gross profit	3,604,864	3,061,062	6,016,423	5,170,119
Operating expenses:
Selling, general and administrative expenses	2,895,688	402,142	3,334,731	1,104,863
Depreciation and Amortization Expense	73,105	41,312	114,820	59,317

Income from operations	636,071	2,617,608	2,566,872	4,005,939

Other income (expenses)
Interest income	55	18,498	117	18,587
Interest expenses	(35,134)	(26,261)	(69,055)	(49,167)
Other, net	7,417	22,009	44,413	44,007

Income before income taxes	608,409	2,631,854	2,542,347	4,019,366

Income tax	306,619	657,964	783,637	1,115,495

Net income	301,790	1,973,890	1,758,710	2,903,871

Other comprehensive income (loss)	(117,833)	13,915	(155,312)	14,256

Net Comprehensive income	$183,957	$1,987,805	$1,603,398	$2,918,127

Basic and diluted net income (loss) per share	$0.03	$0.20	$0.16	$0.29

Weighted average common and common equivalent shares:
Basic	12,023,679	10,000,000	11,318,679	10,000,000
Diluted	12,023,679	10,000,000	11,318,679	10,000,000

The accompanying notes are an integral part of these consolidated financial statements.

QINGDAO FOOTWEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
UNAUDITED

	Six Months Ended
	June 30,	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,758,710	$2,903,871
Adjustments to reconcile net income
Provided by operating activities:
Depreciation and amortization	166,875	59,317
Stock based compensation	592,200	442,611
Changes in operating assets and liabilities:
Accounts receivable	(483,325)	(261,567)
Advance to suppliers	70,074	(18,413)
Inventories	142,713	(211,109)
Prepaid expenses	358,201	(2,263,033)
Accounts payable and accrued liabilities	(804,506)	38,456
Taxes payable	(272,103)	3,040,504
Net cash provided by operating activities	1,528,839	3,730,637

CASH FLOWS FROM INVESTING ACTIVITIES
Loan receivable	-	(441,900)
Advance to related party	-	(117,840)
Purchase for property and equipment	(604,406)	(130,127)
Purchase for land use right	-	(2,659,045)
Net cash used in investing activities	(604,406)	(3,348,912)

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to shareholders	-	(483,143)
Proceeds from loans	-	441,900
Net cash provided by (used in) financing activities	-	(41,243)

Effect of exchange rate changes on cash	(145,889)	12,737

Net increase in cash	778,544	353,219

Cash, beginning of period	49,325	61,131

Cash, end of period	$827,869	$414,350

SUPPLEMENTARY DISCLOSURE:
Interest paid	$69,055	$49,167
Income tax paid	$1,069,067	$1,149

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Qingdao Footwear, Inc. (formerly Datone, Inc. (“Datone”)) was originally incorporated on August 9, 2000, under the laws of the State of Delaware.  Datone operated as a wholly-owned subsidiary of USIP.COM, Inc. (“USIP”).  On August 24, 2006, USIP decided to spin-off its subsidiary companies, one of which was Datone.  On February 1, 2008, Datone filed a registration statement on Form 10-SB, which went effective on November 13, 2008.

On February 12, 2010, Datone completed a reverse acquisition transaction through a share exchange (the “Share Exchange”) with Glory Reach International Limited (“Glory Reach”), a Hong Kong limited company, the shareholders of Glory Reach (the “Shareholders”), Greenwich Holdings LLC and Qingdao Hongguan Shoes Co., Ltd. (“Qingdao Shoes”), a People’s Republic of China (the “PRC”) company, whereby Datone acquired 100% of the issued and outstanding capital stock of Glory Reach in exchange for 10,000 shares of Datone Series A Convertible Preferred Stock, which constituted 97% of our issued and outstanding capital stock on an as-converted to common stock basis as of and immediately after the consummation of the reverse acquisition.  The Series A Convertible Preferred is convertible at 1 share of preferred for 970 shares of Datone common stock.  Following the effectiveness of the reverse stock split (See Note 13) and conversion of the Series A Preferred Stock into common stock (See Note 13), there were approximately 10,000,000 shares of Datone common stock issued and outstanding and no shares of preferred stock issued and outstanding.  As a result of the reverse acquisition, Glory Reach became Datone’s wholly-owned subsidiary and the former shareholders of Glory Reach became Datone’s controlling stockholders.  The Share Exchange with Glory Reach was treated as a reverse acquisition, with Glory Reach as the acquirer and Datone as the acquired party for accounting and financial reporting purposes.  After the Share Exchange, Datone changed its name to Qingdao Footwear, Inc.

Datone spun off all its assets and liabilities to its prior owners prior to the reverse merger.  For Glory Reach, the reverse merger is accounted for as a reverse merger with a shell company and as a recapitalization.  Hereafter, Datone, Glory Reach, Qingdao Shoes is referred to as the “Company”, unless specific reference is made to a subsidiary.

Glory Reach was established in Hong Kong on November 18, 2009 to serve as an intermediate holding company.  Mr. Tao Wang, the controlling interest holder of Qingdao Shoes also controls Glory Reach.  On February 8, 2010, Glory Reach acquired 100% of the equity interests in Qingdao Shoes.

Qingdao Shoes was incorporated on March 11, 2003, in Jimo County, Qingdao City, Shandong Province, PRC, with registered capital of $320,480.  Prior to December 18, 2009, Mr. Tao Wang owned 80% of Qingdao Shoes and the remaining 20% was owned by Mr. Renwei Ma.  Starting from December 18, 2009, Mr. Tao Wang owned 80% of Qingdao Shoes, Mr. Renwei Ma owned 15% and Mr. Wenyi Chen owned the remaining 5%.  Qingdao Shoes is the owner of the brand name “Hongguan” and principally engaged in the wholesale and retail sales of fashion footwear primarily in the northeast region of China.

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

The consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade receivables.  As of June 30, 2011 and December 31, 2010, substantially all of the Company’s cash were held by major financial institutions located in the PRC, which management believes are of high credit quality.  With respect to trade receivables, the Company generally does not require collateral for trade receivables and has not experienced any credit losses in collecting the trade receivables.

The Company operates principally in the PRC and grants credit to its customers in this geographic region.  Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

Cash

The Company considers all highly liquid debt instruments purchased with a maturity period of six months or less to be cash or cash equivalents.  The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents approximate their fair value.  All of the Company’s cash that is held in bank accounts in the PRC is not protected by FDIC insurance or any other similar insurance in the PRC.

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

The financial statements of the Company are translated into United States dollars in accordance with the provisions of ASC 830 “Foreign Currency Matters”, using the year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.  At June 30, 2011 and December 31, 2010, the cumulative translation adjustment of ($83,272) and $72,040 were classified as an item of accumulated other comprehensive income in the shareholders’ equity section of the balance sheet respectively.  For the six months ended June 30, 2011 and 2010, other comprehensive income (loss) were ($155,312) and $14,256, respectively.  For the three months ended June 30, 2011 and 2010, other comprehensive income (loss) were ($117,833) and $13,915, respectively.

There were no gains or losses from foreign currency transactions during the six months ended June 30, 2011 and 2010 and three months ended June 30, 2011 and 2010.

The exchange rate used is as follows,

RMB: US$ exchange rate	June 30,
	2011	2010
	6.4630	6.7886

Average RMB: US$ exchange rate	Three Months Ended
	June 30,
	2011	2010
	6.4924	6.8151

	Six Months Ended
	June 30,
	2011	2010
	6.5316	6.8172

Accounts Receivable

Accounts receivable consists of unpaid balances due from the whole-sale customers.  Such balances generally are cleared in the subsequent month when the whole-sale customers place another order.  The Company uses the aging method to estimate valuation allowance for anticipated uncollectible receivable balances.  Under the aging method, bad debts percentages determined by management based on historical experience as well as current economic climate are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding.  The valuation allowance balance is adjusted to the amount computed as a result of the aging method.  When facts subsequently become available to indicate that the amount provided as the allowance was incorrect, an adjustment which classified as a change in estimate is made.  The Company did not experience any bad debt historically and as of June 30, 2011 and December 31, 2010, there was no allowance for doubtful accounts recorded based on the aging method.

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

In addition, the Company estimates net realizable value based on intended use, current market value and inventory aging analysis.  The Company writes down inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and their estimated market value based upon assumptions about future demand and market conditions.  There is no reserve on inventory as of June 30, 2011 and December 31, 2010.

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

Land Use Right

Land use right is stated at cost less accumulated amortization.  Amortization is provided using the straight-line method over the designated terms of the lease of 50 years obtained from the relevant PRC land authority.

Impairment of Long-Lived Assets

The Company accounts for impairment of property and equipment and amortizable intangible assets in accordance with ASC 360, “Accounting for Impairment of Long-Lived Assets to be Disposed Of”, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable.  An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. There was no impairment of long-lived assets for the six months ended June 30, 2011 and year ended December 31, 2010.

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

Advertising Expenses

The Company expenses cost of advertising, including the cost of TV commercials, outdoor bulletin boards, promotional materials, and in-store displays as advertising expense, when incurred.  Advertising expenses included in selling, general and administrative expenses were $297,642 and $117,683 for the six months ended June 30, 2011 and 2010, respectively.

Shipping and Handling

Shipping and handling costs related to cost of goods sold are included in selling, general and administrative expense.

Shipping and handling costs were the packing and transportation expenses for the goods sold.  For the six months ended June 30, 2011 and 2010, shipping and handling costs were nil and nil respectively.

Store Opening Costs

Non-capital expenditures associated with opening new stores are expenses as incurred.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 “Income Taxes”.  ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.  There was no deferred tax asset or liability for the six months ended June 30, 2011 and 2010.

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

VAT on sales and VAT on purchases amounted to $2,337,237 and $1,276,292, respectively, for the six months ended June 30, 2011. VAT on sales and VAT on purchases amounted to $1,912,375 and $46,684, respectively, for the six months ended June 30, 2010.  Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

Fair Value of Financial Instruments

ASC 820 “Fair Value Measurements and Disclosures”, adopted January 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures.  The carrying amounts reported in the balance sheets for current receivables and payables qualify as financial instruments.  Management concluded the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available.  The three levels are defined as follows:

•

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value.

It is management’s opinion that as of June 30, 2011 and December 31, 2010, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheets.  This is attributed to the short maturities of the instruments (less than two years) and that interest rates on the borrowing approximately those that would have been available for loans of similar remaining maturity and risk profile at respective balance sheet dates.  The carrying amounts of the loans approximately their fair values because the applicable interest rates approximate current market rates.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  As the exercise price of the option granted to Crone Law Group (Note 13) is higher than the current share price of common stock, the option did not affect the weighted average number of shares of common stock as of June 30, 2011.  At June 30, 2011 and December 31, 2010, respectively, the Company had no common stock equivalents that could potentially dilute future earnings per share.

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

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements.  This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: (1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and describe the reasons for the transfers.  (2) Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuance, and settlements (that is, on a gross basis rather than as one net number).  This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows:  (1) Level of disaggregation.  A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities.  A class is often a subset of assets or liabilities within a line item in the statement of financial position.  A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.  (2) Disclosures about inputs and valuation techniques.  A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the roll forward of activity in Level 3 fair value measurements.  These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The management does not expect the adoption of this ASU to have a material impact on the Company’s financial statements.

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

NOTE 3 - INVENTORY

As of June 30, 2011 and December 31, 2010, inventory consisted of the following:

	June 30, 2011	December 31, 2010

Finished goods	$487,988	$545,051
Raw materials	-	85,650
Total inventories	$487,988	630,701

NOTE 4 - PREPAID EXPENSES

As of June 30, 2011 and December 31, 2010, the prepaid expenses consisted of the following:

	June 30, 2011	December 31, 2010

Prepaid rent	$3,136,799	$3,073,106
Prepaid advertising fee	886,585	1,068,516
Prepaid maintenance fee	290,113	322,370
Prepaid miscellaneous fee	36,619	13,662
Total	4,350,116	4,477,654
Less: Current portion	386,895	604,577
Long-term portion	$3,963,221	$3,873,077

Long term prepaid rent is for three retail store leases arranging from 3, 10, and 15 years.  Long term advertising prepayment is for advertisement contracts with period ranging from two to five years.  The whole contracts amounts were prepaid. Long term maintenance prepayment is for a five-year landscaping maintenance contract and the whole contract was prepaid.

NOTE 5 - OTHER RECEIVABLES

As of June 30, 2011 and December 31, 2010, the Company’s other receivables consisted of the following:

	June 30,	December 31,
	2011	2010

Receivable for sale of fixed assets & land use right	$3,259,492	$3,542,280
Others	4,642	4,572
Total other receivables, net	$3,264,134	$3,546,852

The Company entered an agreement, dated in December 2010, to sell its land use right and plant with original values of $3,792,591 (RMB 25,000,000) and $587,093 (RMB 3,870,000) respectively.  The selling prices of the land use right and plant were $3,747,080 (RMB 24,700,000) and $553,718 (RMB 3,650,000) respectively, which resulted in a loss on the sale of $3,258 (RMB 22,222) and $33,375 (RMB 220,000) for the land use right and plant, respectively.  As of June 30, 2011, the Company had received the proceeds of sale of land use right and plant of $509,154 and $553,718 respectively.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

As of June 30, 2011 and December 31, 2010, property, plant and equipment consisted of the following:

	June 30, 2011	December 31, 2010

Plant and building	$1,210,798	$1,187,748
Office furniture and equipment	36,020	29,553
Transportation equipment	297,497	265,208
Others	707,079	132,298
Total at cost	2,251,394	1,614,807
Less: Accumulated depreciation	(584,379)	(461,691)
Total property, plant and equipment, net	$1,667,015	$1,153,116

Depreciation for the six months ended June 30, 2011 and 2010 was $112,295 and $33,621, respectively.

As of June 30, 2011 and December 31, 2010, the cost of fixed assets pledged for bank loan was $384,677 and $377,161, respectively.

NOTE 7 – LAND USE RIGHT

The Company obtained the right from the relevant PRC land authority for 50 years to use the land on which the office premises and warehouse of the Company are situated.  As of June 30, 2011 and December 31, 2010, intangible assets consisted of the following:

	June 31, 2011	December 31, 2010

Cost of land use right	$255,299	$250,311
Less: Accumulated amortization	(43,401)	(40,050)
Total intangible assets, net	$211,898	$210,261

Amortization expense for the six months ended June 30, 2011 and 2010 was $2,552 and $17,701, respectively.

As of June 30, 2011 and December 31, 2010, the land use rights were pledged for bank loan.

Amortization of land use right over the next five years and thereafter is as follows:

Year Ended December 31,
2011Jul.-Dec.	$2,553
2012	5,106
2013	5,106
2014	5,106
2015	5,106
Thereafter	188,923
$211,899

NOTE 8 - SHORT TERM LOANS

Short-term loans are due to two financial institutions which are normally due within one year.  As of June 30, 2011 and December 31, 2010, the Company’s short term loans consisted of the following:

	June 31, 2011	December 31, 2010

Jimo Rural Cooperative Bank of Qingdao (JMRB), two 12-month bank loans both due in November 2011, bears annual interest at 8.896% average, secured by third parties	$309,454	$303,407

JMRB, two years bank loan due in December 2011, bears annual interest at 7.02%, secured by third party’s building	263,036	257,896

Bank of Qingdao Jimo Branch (BOQ), 24-month bank loan due in September 2011, bears annual interest at 6.372%, pledged by Company’s building and land use right	773,635	758,518

JMRB, 12-month bank loan due in December 2011, bears annual interest at 8.896%, secured by third party	464,181	455,111

Total	$1,810,305	$1,774,932

The above indebtedness to JMRB at June 30, 2011 and December 31, 2010, has been guaranteed by two unrelated companies.

NOTE 9 - OTHER PAYABLES

As of June 30, 2011 and December 31, 2010, other payables of the Company are summarized as follows:

	June 31,	December 31,
	2011	2010

Store rent	$212,255	$966,625
Other	-	12,137
Total	$212,255	$978,762

In July 2, 2010, the Company entered into agreement with Qingdao Jialejia Market Service Ltd. to rent a store for 10 years from August 1, 2010 to July 31, 2020.  According to the lease agreement, the Company was to prepay the total amount of rent before commencing operations at the store location.  As of June 30, 2011 and December 31, 2010, the unpaid amount store rent due on the lease was $212,255 and $966,625, respectively.

NOTE 10 - RELATED PARTY BALANCES AND TRANSCATIONS

Related Party Transactions

The Company leases one of its stores from Mr. Tao Wang under a four-year operating lease, expiring August 2011.  For the six months ended June 30, 2011 and 2010, related party rent expense of $17,454 and $8,800, respectively, was included in total rent expense of the year.

The Company leases one of its warehouse buildings to Weidong Liang, brother-in-law of Mr. Tao Wang, for three years starting May 2008.  Per the agreement, the lessee shall pay equal amount of advertising expense on behalf of the lessor as the lease payment.  For the six months ended June 30, 2011 and 2010, the Company recorded other income of $30,620 and $44,007, respectively, from leasing the aforementioned building and advertising expense of the same amount respectively.

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

A long-term loan for $263,036, was issued in December 2009 by JMRB, with a 2 year repayment period and annual interest rate of 7.02%.  The loan is guaranteed by the relative of Mr. Tao Wang, the Chief Executive Officer and major shareholder of the Company and is collateralized by the property of his relative.

On February 12, 2010, we issued 10,000 shares of our Series A Convertible Preferred stock (“Series A Preferred Stock”) to the shareholders of Glory Reach.  The total consideration for the 10,000 shares of our Series A Preferred Stock was 10,000 ordinary shares of Glory Reach, which is all the issued and outstanding capital stock of Glory Reach.  The number of our shares issued to the shareholders of Glory Reach was determined based on an arms-length negotiation.  The issuance of our shares to these shareholders was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering and Regulation D promulgated thereunder. 722 shares of Series A Convertible Preferred stock was received by Belmont Partners, as an original shareholder in Glory Reach and 51 shares of Convertible Preferred stock were received by Joseph Passalaqua in return for allowing certain debts of the Registrant to be assumed by DT Communications.

NOTE 11 - OPERATING LEASES

The Company leases store spaces under non-cancelable operating leases expiring at various dates through 2013.  Rent expenses were $166,958 and $97,939 for the six months ended June 30, 2011 and 2010, respectively.

Future minimum lease payments at June 30, 2011 are as follows:

Year:
2011	$154,263
2012	118,676
2013	69,111
2014	41,776
2015	41,776
Thereafter	386,430
$812,032

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

Accordingly, the net deferred tax asset related to the U.S. net operating loss carryforward has been fully offset by a valuation allowance.  The Company is governed by the Income Tax Law of the People’s Republic of China and the United States. In 2010 and 2009, under the Income Tax Laws of PRC, Chinese companies are generally subject to an income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.  The Company’s PRC subsidiaries are subject to these statutory rates.  The Company’s wholly-owned subsidiary, Glory Reach was incorporated in Hong Kong, and is subject to their income tax rules and regulations.  Currently, the Company’s management believes that they have no Hong Long liability as their Hong Kong subsidiary has conducted no operations in Hong Kong.

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

The Company is governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments in the six months ended June 30, 2011 and 2010, respectively.

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Income before income taxes	$2,542,347	$4,019,366

Income taxes	$783,637	$1,115,495

There is no significant temporary difference between book and tax income.

The Company has no United States income tax liabilities as of June 30, 2011 and December 31, 2010.

The following table reconciles the U.S. statutory corporate income rates to the Company’s effective tax rate for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

U.S. statutory rate	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0%)	(34.0%)
PRC statutory rate	25.0%	25.0%
Adjustment for the expense on U.S. shell	5.8%	2.8%

Effective income tax rate	30.8%	27.8%

NOTE 13 - SHAREHOLDERS’ EQUITY

During February 2010, upon the closing of the reverse merger, one of the shareholders transferred 338 of the 874 shares of Series A Preferred Stock issued to him under the share exchange to certain service providers of the Company.  The underlining common shares were valued at $1.35 (post-reverse split common stock price) per share resulting in stock compensation expense of $442,611 for the year ended December 31, 2010.

Series A Convertible Preferred Stock

The Company issued 10,000 shares of our Series A Preferred Stock in February 2010 related to the reverse merger.

Shares of Series A Preferred Stock automatically convert into shares of common stock on the basis of one share of Series A Preferred Stock for 970 shares of common stock immediately.  Upon the effectiveness of the reverse merger, the 10,000 outstanding shares of Series A Preferred Stock had automatically converted into 9,700,000 shares of common stock, which constitutes 97% of the outstanding common stock of the Company subsequent to the reverse stock split.

Holders of Series A Preferred Stock vote with the holders of common stock on all matters on an as-converted to common stock basis, based on an assumed post 1-for-27 reverse split (to retroactively take into account the reverse stock split) on June 9, 2010.

Following the effectiveness of the Company’s reverse stock split and conversion of Series A Preferred Stock into common stock, there were approximately 10,000,000 shares of our common stock issued and outstanding and no shares of preferred stock issued and outstanding.

For accounting purposes, we treated the Series A Preferred Stock as being converted fully to common stock on a post reverse stock split basis.

The 1-for-27 Reverse Stock Split

The Company’s board of directors unanimously approved the 1-for-27 reverse split of our issued and outstanding common stock.  The reverse split reduced the number of issued and outstanding shares of the Company’s common stock outstanding prior to the split.  The reverse split increased the total number of issued and outstanding shares of the Company’s common stock subsequent to the split by triggering the automatic conversion of the Company’s Series A Preferred Stock into 9,700,000 shares of common stock.  The reverse split became effective on June 10, 2010, the date when the Company filed the amendment with the Secretary of State of the State of Delaware, following the expiration of the 20 day period mandated by Rule 14c of the Exchange Act.

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

Stock option activity for the six months ended June 30, 2011, is summarized as follows:

	Number of Shares	Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding at December 31, 2010	100,000	$4.00	2.17
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2011	100,000	$4.00	1.67

The options as of June 30, 2011, had no intrinsic value as their exercise price was greater than the current market price.

Issuance of Common Shares

On December 1, 2010, the Company issued 13,500 and 200,000 shares to the Crone Law Group and Richard E. Barsom in liu of compensation for the legal and investor relation service they provided.  On December 21, 2010, the Company issued 25,000 shares to Belmont Partners LLC for the compensation to Joseph Meuse, the former CFO, 300,000 shares to Mr. Lanhai Sun for the consulting service he provided, and 75,000 shares to Aegis Capital for the financial service they provided.

In April 2011, the Company’s board of directors deemed it advisable, and in the best interests of the Company, to issue the Crone Law Group or its designee 50,000 shares of the Company’s common stock (market value per share of $0.42) for prior legal services.

On April 15, 2011, the Company issued 260,000 shares (market value per share of $0.42) to Lanhai Sun for his consulting services to be provided from April 1, 2011 to June 30, 2011, 600,000 shares (market value per share of $0.42) to Mr. Tao Wang for the services to be provided from April 1, 2011 to June 30, 2011 and 500,000 shares (market value per share of $0.42) to Mr. Chongliang Liu for his commission during April 1, 2011 to June 30, 2011.

On April 7, 2011, the Company announced that the Board of Directors approved a quarterly dividend, whereby common stock shareholders shall receive restricted common shares equal to one and one half (1.5%) percent of each common stock shareholding as of the record date.  The first quarterly dividend was payable to all common stock shareholders of record on May 16, 2011, with a payable date of May 23, 2011.  The shares are to be restricted for a period of six months.  Additionally, the Company announced that the board of directors approved the continuance of the dividend for each of the remaining quarters in 2011.  Dates for the remaining dividends will be released as available.

Statutory Surplus Reserve

The Company is required to make appropriations to statutory surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”).  Appropriations to the statutory surplus reserve should be 10% of the after-tax net income determined in accordance with the PRC GAAP until the reserve equals 50% of the entities’

registered capital or members’ equity.  We appropriated $160,240 to the statutory surplus reserve in the year of 2010.  As of June 30, 2011, the Company’s statutory surplus reserve amounted to $160,240.

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

(c) Interest risk

The Company is exposed to interest rate risk arising from short-term variable rate borrowings from time to time.  The Company’s future interest expense will fluctuate in line with any change in borrowing rates.  The Company does not have any derivative financial instruments as of June 30, 2011 and December 31, 2010 and believes its exposure to interest rate risk is not material.

NOTE 16 – SUBSEQUENT EVENTS

None.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Report on Form 10-Q for the year ended June 30, 2011, involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

Our principal business includes (1) designing and selecting designs for men’s and women’s leather shoe lines; (2) sourcing and purchasing contract-manufactured footwear; and (3) selling these lines of footwear under our proprietary brand, “Hongguan” (sometimes presented as “HonGung”).  We do not manufacture or assemble any shoes.  We operate a number of flagship stores throughout greater Qingdao. Our products are also brought to market through our extensive distribution network of authorized independent distributors, as well as through third party retailers selected to operate exclusive Hongguan brand stores on our behalf.  We believe that the sale of our products through distributors and third parties has enabled us to grow by exploiting their local retail expertise and economies of scale while minimizing our expenditure on fixed asset and human resources.  Our Company headquarters and main sales office is located in Shandong province in northern China, in the city of Jimo, less than 25 miles from the major urban center of Qingdao.

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

Effective Cost Management and Quality Control in our Supply Chain

Our footwear is designed in house, but production of our footwear is entirely outsourced. To meet production requirements and to remain profitable, we must be able to count on our suppliers for quality product delivered in a timely manner at commercially reasonable prices.  Therefore, it is vital to our success that we are able to maintain control of our supply chain. We believe that we will be able to offset a portion of any such increased costs through improvement of production efficiency and use of economies of scale. Historically, we have been successful in containing cost of goods sold as a percentage of total cost of sales. For 2009 and 2010, our cost of goods sold accounted for 57% and 55% of total sales, respectively. We seek to capitalize on overcapacity in the footwear manufacturing industry in the PRC and leverage our purchasing power to continue to obtain favorable prices from our major suppliers.  Should costs increase in the markets from which we currently source products, we are confident that we will be able to find alternative footwear providers throughout Southeast Asia.  We actively work with our suppliers to maintain quality and reserve the right to return goods that do not meet our standards.

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

Results of Operations

Comparison of Three Months Ended June 30, 2011 and 2010

The following table sets forth key components of our results of operations during the three months ended June 30, 2011 and 2010, both in dollars and as a percentage of our net sales.

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010
		% of Net		% of Net
	Amount	Sales	Amount	Sales
Net Sales	$8,300,187	100%	$6,483,625	100%
Cost of sales	4,695,323	57%	3,422,563	53%
Gross profit	3,604,864	43%	3,061,062	47%
Operating Expenses	2,968,793	35%	443,454	7%
Operating Income	636,071	8%	2,617,608	40%
Other income /(interest expense)	(27,662)	0%	14,246	0%
Income Before Income Taxes	608,409	8%	2,631,854	40%
Income taxes	306,619	4%	657,964	10%
Net income	$301,790	4%	$1,973,890	30%

Net Sales

Our net sales increased to $8,300,187 in the three months ended June 30, 2011, from $6,483,625 in the same period of 2010, representing 28% revenue growth. As retail sales trends and broader economic growth in the PRC have been positive despite a global economic downturn, during the three months ended June 30, 2011, we increased prices by 3% in order to achieve higher gross profit, which resulted in an increase in sales volume of 24.7% as compared to the same period of 2010.

Net sales from our wholesale operations increased $1,742,685, or 38.3%, to $6,293,359 for the three months ended June 30, 2011, from $4,550,674 for the three months ended June 30, 2010. The average selling price per pair within our wholesale operations increased to $18.58 per pair for the three months ended June 30, 2011, from $17.76 per pair in the same period last year, an increase of 5%, primarily due to acceptance of new designs and higher pricing of the products we promoted.  Apart from the increase in our selling price, our sales volume also contributed a 32.2% increase, as compared to the same period of 2010.

Net sales from our retail operations increased $73,877 to $2,006,828 for the three months ended June 30, 2011, a 3.8% increase over sales of $1,932,951 for the three months ended June 30, 2010. The average selling price per pair within our retail operations increased to $27.15 per pair for the three months ended June 30, 2011, compared to $25.90 for the same period in 2010. Meanwhile, it resulted in a sales volume decrease of 0.9% to 74 thousand pairs of shoes during the three months ended June 30, 2011. The increase in our unit selling price was mainly the result of our sales strategy to promote more high-unit price products to the market to achieve higher gross profit.  The number of our sales outlets increased from 9 as of June 30, 2010 to 13 as of June 30, 2011. The total size of our stores was 1,250 and 1,030 square meters as of June 30, 2011 and 2010, respectively. The average size per store was 96 and 114 square meters as of June 30, 2011 and 2010, respectively. The average size of our newly opened stores is 75 square meters, which is lower than our older stores due to limited available locations. Our sales volume per square meter per month was 5 and 6 pairs for the three months ended June 30, 2011 and 2010, respectively. Our sales volume per outlet per month was 5,687 and 8,291 pairs for the three months ended June 30, 2011 and 2010, respectively.

Cost of Sales

For the three months ended June 30, 2011, cost of sales amounted to $4,695,323 or approximately 57% of net revenues, as compared to cost of sales of $3,422,563 or approximately 53% of net revenues for the same period of 2010. The increase of cost of sales of 37% over the same period of 2010 was mainly caused by an increase in sales of 28%.  The increase is mainly resulted from selling more high-unit price model products during this period, compared to more low priced products sold during the same period of 2010.

Gross Profit and Gross Margin

Gross profit for the three months ended June 30, 2011, increased $543,843 to $3,604,864 from $3,061,021 for the same period in 2010. Gross profit as a percentage of net sales, or gross margin, reduced 4% as the same period in 2010.

Gross profit for wholesale operations increased $543,378, or 28.2%, to $2,467,171 for the three months ended June 30, 2011, from $1,923,793 for the same period in 2010.  Wholesale contributed margins of 39.2% and 42.3% for the three months ended June 30, 2011 and 2010.

Gross profit for retail operations increased $465, or 0.0%, to $1,137,693 for the three months ended June 30, 2011, from $1,137,228 for the same period in 2010. Retail margins decreased to 56.7% for the three months ended June 30, 2011, from 58.8% for the same period in 2010. The increase of gross profit was mainly caused by increased unit selling prices and sales volume in retail operations as explained above.

Operating Expenses

Our selling, general and administrative expenses increased to $2,968,793 in the three months ended June 30, 2011, from $443,454 in the same period in 2010. This was mainly due to the increase of sales commission.

Other Income & Interest Expense

Other income and interest expense decreased to ($27,662) in the three months ended June 30, 2011, from $14,246 in the same period in 2010. This is mainly due to the increase of bank loans this year.

Income before Income Taxes

Our income before income taxes decreased to $608,409 in the three months ended June 30, 2011, from $2,631,854 in the same period in 2010. The decrease was mainly due to increased operating expenses of sales commission.

Income Taxes

Income tax increased to $306,619 in the three months ended June 30, 2011, from $657,964 in the same period in 2010. The increase was due to an increase in taxable income, as our tax rate remained constant.

Net Income/ (loss)

In the three months ended June 30, 2011, we generated net income of $301,790, a decrease from $1,973,890 in the same period in 2010. The decrease was mainly due to increased operating expenses of sales commission.

Comparison of Six Months Ended June 30, 2011 and 2010

The following table sets forth key components of our results of operations during the six months ended June 30, 2011 and 2010, both in dollars and as a percentage of our net sales.

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
		% of Net		% of Net
	Amount	Sales	Amount	Sales
Net Sales	$13,748,451	100%	$11,249,437	100%
Cost of sales	7,732,028	56%	6,079,318	54%
Gross profit	6,016,423	44%	5,170,119	46%
Operating Expenses	3,449,551	25%	1,164,180	10%
Operating Income	2,566,872	19%	4,005,939	36%
Other income /(interest expense)	(24,525)	0%	13,427	0%
Income Before Income Taxes	2,542,347	19%	4,019,366	36%
Income taxes	783,637	6%	1,115,495	10%
Net income	$1,758,710	13%	$2,903,871	26%

Net Sales

Our net sales increased to $13,748,451 in the six months ended June 30, 2011, from $11,249,437 in the same period of 2010, representing 22% revenue growth. As retail sales trends and broader economic growth in the PRC have been positive despite a global economic downturn, during the six months ended June 30, 2011, we increased prices by 3% in order to achieve higher gross profit, which resulted in an increase in sales volume of 19%, as compared to the same period of 2010.

Net sales from our wholesale operations increased $1,952,439, or 23.0%, to $10,427,487 for the six months ended June 30, 2011, from $8,475,048 for the six months ended June 30, 2010. The average selling price per pair within our wholesale operations increased to $18.49 per pair for the six months ended June 30, 2011, from $18.04 per pair in the same period last year, an increase of 3%, primarily due to acceptance of new designs and higher pricing of the products we promoted.  Apart from the increase of our selling price, our sales volume also contributed a 20% increase, as compared to the same period of 2010.However, it resulted in a sales volume increase of to 563 thousand pairs of shoes during the six months ended June 30, 2011.

Net sales from our retail operations increased $546,575 to $3,320,964 for the six months ended June 30, 2011, a 19.7% increase over sales of $2,774,389 for the six months ended June 30, 2010. The average selling price per pair within our retail operations increased to $27.62 per pair for the six months ended June 30, 2011, compared to $26.24 for the same period in 2010. Apart from the increase of our selling price, our sales volume also contributed a 13.7% increase, as compared to the same period of 2010, which was mainly the result of an increase in the number of our sales outlets from 9 as of June 30, 2010, to 13 as of June 30, 2011.  The increase in our unit selling price was mainly the result of our sales strategy to promote more high-unit price products to the market to achieve higher gross profit. The total size of our stores was 1,250 and 1,030 square meters as of June 30, 2011 and 2010, respectively. The average size per store was 96 and 114 square meters as of June 30, 2011 and 2010, respectively. The average size of our newly opened stores is 75 square meters which is lower than our older stores due to limited available locations. Our sales volume per square meter per month was 8 and 9 pairs for the six months ended June 30, 2011 and 2010, respectively. Our sales volume per outlet per month was 9,250 and 11,748 pairs for the six months ended June 30, 2011 and 2010, respectively.

Cost of Sales

For the six months ended June 30, 2011, cost of sales amounted to $7,732,028 or approximately 56% of net revenues as compared to cost of sales of $6,079,318 or approximately 54% of net revenues for the same period of 2010. The increase of cost of sales of 27% over the same period of 2010 was mainly caused by an increase in sales of 22%.  The increase is mainly resulted from selling more high-unit price model products during this period, compared to more low price products sold during the same period of 2010.

Gross Profit and Gross Margin

Gross profit for the six months ended June 30, 2011, increased $846,212 to $6,016,423 from $5,170,119 for the same period in 2010. Gross profit as a percentage of net sales, or gross margin, reduced 2% as the same period in 2010.

Gross profit for wholesale operations increased $593,511, or 16.8%, to $4,127,212 for the six months ended June 30, 2011, from $3,533,701 for the same period in 2010. Wholesale contribute appropriately margins of 39.6% and 41.7% for the six months ended June 30, 2011 and 2010.

Gross profit for retail operations increased $252,701, or 15.4%, to $1,889,211 for the six months ended June 30, 2011, from $1,636,510 for the same period in 2010. Retail margins decreased to 56.9% for the six months ended June 30, 2011, from 59.0% for the same period in 2010. The increase of gross profit was mainly caused by increased unit selling prices and sales volume in retail operations as explained above.

Operating Expenses

Our selling, general and administrative expenses increased to $3,449,551 in the six months ended June 30, 2011, from $1,164,180 in the same period in 2010. This was mainly due to increase of sales commission.

Other Income & Interest Expense

Other income and interest expense decreased to ($24,525) in the six months ended June 30, 2011, from $13,427 in the same period in 2010. This is mainly due to the increase of bank loans this year. Other income and interest expense is a negligible percentage of our revenue.

Income before Income Taxes

Our income before income taxes increased to $2,542,347 in the six months ended June 30, 2011, from $4,019,366 in the same period in 2010. The decrease was mainly due to increased operating expenses of sales commission.

Income Taxes

Income tax increased to $783,637 in the six months ended June 30, 2011, from $1,115,495 in the same period in 2010.

Net Income

In the six months ended June 30, 2011, we generated net income of $1,758,710, a decrease from $2,903,871 in the same period in 2010. This decrease was primarily due to increased operating expenses of sales commission.

Liquidity and Capital Resources

As of June 30, 2011, we had cash and cash equivalents of $827,869, primarily consisting of cash on hand and demand deposits. This compares with December 31, 2010, when we had cash and cash equivalents of $49,325, primarily consisting of cash on hand and demand deposits. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily through cash flows from operations and equity contributions by our shareholders. We do not expect our daily operations to be constrained by cash flow as we are currently able to fund our operations through our existing cash flow from operations. However, our future expansion plans (which include increasing the number of sales points, advertising actively, and increasing inventory) rely entirely on the completion of an offering of our common stock.  If an offering is not completed then we will need to rely on organic growth or commercial loans to facilitate our expansion plans and we cannot guarantee that we will be successful at obtaining loans or growing organically at a rate sufficient to support our expansion plans.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flows (all amounts in U.S. dollars)

	Six months Ended
	June 30,
	2011	2010
Net cash provided by operating activities	$1,528,839	$3,730,637
Net cash used in investing activities	(604,406)	(3,453,850)
Net cash provided by (used in) financing activities	-	63,695
Effects of Exchange Rate Change in Cash	(145,889)	12,737
Net Increase in Cash and Cash Equivalents	778,544	353,219
Cash and Cash Equivalent at Beginning of the Period	49,325	61,131
Cash and Cash Equivalent at End of the Period	827,869	414,350

Operating activities

Net cash provided by operating activities was $1,528,839 for the six months ended June 30, 2011, compared to $3,730,637 for the same period in 2010.

The cash provided by operating activities for the ended June 30, 2011, was mainly derived from our net profit of $1,758,710, offset by an increase of the prepayments of $804,506.  The prepayment mainly represents payment during the period for advertising and long term leasing for our newly established outlets.  These prepaid amounts are related to rent for operating stores, advertisement board and pole and landscaping maintenance contracts. These prepaid amounts are amortized based on the lease terms (for the prepaid rent), contracted terms for advertisement board and pole and contract terms for landscaping maintenance contract.  The amortization expense for the six months ended June 30, 2011, is $52,055. We may choose to lease or buy outlets in future.  We may also continue to do advertising to promote our sales and increase our brand acceptance.

The cash provided by operating activities for the six months ended June 30, 2010, was the result of net profit of $2,903,871, tax payable of $3,040,504 and offset a decrease in prepayments of $2,263,033.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2011, was $604,406, as compared to $3,348,912 net cash used in investing activities during the same period of 2010. The cash used in investing activities during the six months ended June 30, 2011, represents payment of $604,406 to acquire property and equipment. The cash used in investing activities during the six months ended June 30, 2010,represents the loan made to other of $441,900, advance to related party of $117,840, cash paid for property and equipment of $130,127 and cash paid for land use right of $2,659,045.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2011, was nil, as compared to $41,243, used in the same period of 2010. The cash used in financing activities during the six months ended June 30, 2010, represents distribution to owner of $483,143 and proceeds from loans of $441,900.

Bank loans

Our bank loans include short-term loans and long-term loans. In our industry, it is customary to obtain such loans to meet cash flow and inventory needs.

Short term loans of $1,810,305 as of June 30, 2011, were issued by Bank of Qingdao and JiMo Rural Bank, with annual interest rates ranging from 6.372% to 8.896%, and with terms of 12 months and 24 months which will mature in September, November and December 2011, respectively. All bank loans were secured either by the property of the Company or third parties.

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

Impairment of Long-Lived Assets

The Company accounts for impairment of property and equipment and amortizable intangible assets in accordance with ASC 360, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires the Company to evaluate a long-lived asset for recoverability when there is an event or circumstance that indicates the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when the carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. There was no impairment of long-lived assets for the six months ended June 30, 2011 and 2010, respectively.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4.Controls and Procedures.

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

(b) Changes in Internal Control over Financial Reporting

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the period ended June 30, 2011, that were not otherwise required to be disclosed in a current report on Form 8-K.

Item 3.  Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QINGDAO FOOTWEAR, INC.

Dated: August 16, 2011	By:	/s/ Tao Wang
Name: Tao Wang
Title: Chief Executive Officer
Principal Executive Officer

Dated: August 16, 2011	By:	/s/ Pin Huang
Name: Pin Huang
Title: Chief Financial Officer Principal Financial Officer Principal Accounting Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

I, Tao Wang, certify that:

1.	I have reviewed this Form 10-Q of Qingdao Footwear, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods present in this report;

4.

Along with the Principal Financial Officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant’s internal control over financing reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: August 16, 2011		By:	/s/ Tao Wang
Tao Wang
Principal Executive Officer Qingdao Footwear, Inc.

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

I, Pin Huang, certify that:

1.	I have reviewed this Form 10-Q of Qingdao Footwear, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods present in this report;

4.

Along with the Principal Executive Officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant’s internal control over financing reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: August 16, 2011		By:	/s/ Pin Huang
Pin Huang
Principal Financial Officer Qingdao Footwear, Inc.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF

THE SARBANES-OXLEY ACT OF 2002

In connection with this Quarterly Report of Qingdao Footwear, Inc. (the “Company”), on Form 10-Q for the quarter ended June 30, 2011, as filed with the U.S. Securities and Exchange Commission on the date hereof, I, Tao Wang, Principal Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

Such Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in such Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 16, 2011	By:	/s/ Tao Wang
Tao Wang
Principal Executive Officer Qingdao Footwear, Inc.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF

THE SARBANES-OXLEY ACT OF 2002

In connection with this Quarterly Report of Qingdao Footwear, Inc. (the “Company”), on Form 10-Q for the quarter ended June 30, 2011, as filed with the U.S. Securities and Exchange Commission on the date hereof, I, Pin Huang, Principal Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

Such Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in such Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 16, 2011	By:	/s/ Pin Huang
Pin Huang
Principal Financial Officer Qingdao Footwear, Inc.